Form 10-K
period 2007-12-31
Ruby Newco LLC
filed 2008-03-20
CIK 1411537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333–145925

RUBY NEWCO LLC

(Exact name of registrant as specified in its charter)

DELAWARE	26-0622811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1211 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 852-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934 (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

RUBY NEWCO LLC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS.

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report of Ruby Newco LLC on Form 10-K (the “Annual Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of Ruby Newco LLC, its Managers (as defined below) or its officers with respect to, among other things, trends affecting Ruby Newco LLC’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. Ruby Newco LLC does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by Ruby Newco LLC with the Securities and Exchange Commission (the “SEC”). This Annual Report should be read together with the audited consolidated financial statements of Ruby Newco LLC and related notes set forth elsewhere in this Annual Report.

BACKGROUND

Ruby Newco LLC, a Delaware limited liability company (“Ruby Newco”), was formed in 2007 for the sole purpose of facilitating the Merger (as defined below) in which Dow Jones & Company, Inc., a Delaware corporation (“Dow Jones”), became a wholly-owned subsidiary of Ruby Newco upon completion of the Merger. Ruby Newco did not carry on any activities or operations between its inception and the Merger, except for those activities incidental to its formation and undertaken in connection with the transactions contemplated by the Agreement and Plan of Merger, dated as of July 31, 2007 (the “Merger Agreement”), by and among News Corporation, a Delaware corporation (“News Corporation”), Ruby Newco, Dow Jones and Diamond Merger Sub Corporation, as amended (the “Merger”). The equity interests of Ruby Newco are held by News Corporation and certain former Dow Jones stockholders who elected to receive Ruby Newco unit consideration in the Merger pursuant to the terms of the Merger Agreement. Unless otherwise indicated, references in this Annual Report to “we,” “us,” “our,” “Ruby Newco” or the “Company” means Dow Jones and its subsidiaries on and prior to December 13, 2007, and Ruby Newco LLC and its subsidiaries, including Dow Jones, from December 14, 2007 forward.

Immediately following the Merger, certain former Dow Jones stockholders owned approximately 8% of the outstanding equity interests of Ruby Newco through their ownership of Ruby Newco’s Class B common units (“Class B Common Units”) and News Corporation owned approximately 92% of the outstanding equity interests of Ruby Newco through its ownership of all of Ruby Newco’s Class A common units (“Class A Common Units”). News Corporation is a diversified entertainment company.

To date, with the exception of this Annual Report, Ruby Newco has not filed any annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K with the SEC. This Annual Report is and any future report and any amendment to such reports filed by Ruby Newco with the SEC will be available on the SEC’s Web site at www.sec.gov. We do not make these reports available free of charge on or through an Internet Web site because Ruby Newco does not maintain an Internet Web site.

BUSINESS OF DOW JONES

Through our wholly-owned subsidiary, Dow Jones, we are a provider of global business and financial news, information and insight through multiple channels of media. Our consumer media segment includes The Wall Street Journal, Barron’s and MarketWatch franchises, and our enterprise media segment includes newswires, indexes, licensing, research products and services and other electronic publications. Our local media segment, which is considered to be discontinued operations, currently provides news and information of general interest to local communities throughout the United States through our Ottaway group of local media publications. We are co-owner with Hearst Corp. (“Hearst”) of SmartMoney and own one-third of STOXX, Ltd. At December 31, 2007, we employed approximately 7,300 full-time employees.

Over the three years ended December 31, 2007, after removal of the local media segment which is considered to be discontinued operations, approximately 69% and 31% of our revenues were derived from the consumer media segment and enterprise media segment, respectively.

Consumer Media

The consumer media segment is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio). The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe. It sells this content to gain readership and ultimately to earn revenue from advertisers and those readers. The consumer media segment is largely dependent on the operating performance of The Wall Street Journal, which, in turn, is dependent, to a significant extent, on the business-to-business (“B2B”) and business-to-consumer (“B2C”) advertising attracted by the distinctive demographic profile of The Wall Street Journal audience. We manage consumer media as one segment as its products largely comprise the global Wall Street Journal brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

U.S. Media

The Wall Street Journal. The Wall Street Journal, our flagship publication, is one of the country’s largest daily national newspapers with average print circulation of 1.7 million in 2007. The Wall Street Journal’s three major national editions are printed at 17 owned printing plants located throughout the United States, as well as at additional contract printers. The Wall Street Journal also sells regional advertising in 18 regional editions and pre-printed advertisements in various subsets of the circulation.

In January 2007, we launched a redesigned U.S. print edition of The Wall Street Journal with innovative design and content enhancements, which were made better to serve existing readers and attract new ones. These improvements included changes to The Wall Street Journal’s organization, navigation and content, including more integration with WSJ.com, designed to make accessing The Wall Street Journal’s content faster and more convenient for readers. Some of these enhancements were introduced during 2006 and culminated in January 2007 with a redesign of The Wall Street Journal and reformatting to a more industry-standard 48-inch web width from its prior 60-inch web width.

In addition to its business coverage, The Wall Street Journal also covers the “business of life” with its Personal Journal section which runs every Tuesday, Wednesday and Thursday, and its Weekend Journal section which runs every Friday, and includes pages devoted to travel, wine, sports, shopping, residential real estate and the arts. The Wall Street Journal also has a Weekend Edition on Saturdays. The Weekend Edition is delivered to readers at home on the weekend, enabling advertisers to reach readers in the right place at the right time, which is highly conducive to influencing their consumer spending decisions. In addition, in September 2006, we began offering advertisers the opportunity to reach The Wall Street Journal’s audience with a front-page advertisement.

The Wall Street Journal also publishes special reports at various times of the year on topics such as technology, personal finance and executive compensation, e-commerce and health and medicine, as well as demographically targeted sections devoted to the subjects of retirement and small business.

The Wall Street Journal production process employs electronic pagination and electronic transmission of page images to outlying printing plants to enable early delivery of fresher content to the majority of our readers. The Wall Street Journal is delivered principally in three ways: sales at newsstands; home and office subscription deliveries through third-party contractors; and home and office deliveries by second-class postal service.

The Wall Street Journal Digital Network. WSJ.com is the largest paid subscription news Web site on the Internet and offers continuously updated coverage of business news both in the United States and internationally. WSJ.com content comprises the global resources of The Wall Street Journal and Dow Jones Newswires, as well as its own journalists. In addition to continuously updated exclusive real-time news and scoops, subscribers have access to the full text of each day’s global editions of The Wall Street Journal, quotes for approximately 50,000 U.S. and international stocks and mutual funds, in-depth background reports for thousands of companies and funds, an archive of The Wall Street Journal and Dow Jones news articles and personalized news, fund and stock portfolios. WSJ.com had over 1 million subscribers at the end of 2007 that have access to the full site. Certain sections of the site are also available to non-subscribers.

MarketWatch, Inc. (“MarketWatch”) is a leading provider of business, company and market news, financial information and analytical tools. MarketWatch also operates two award-winning Web sites: MarketWatch.com and BigCharts.com. In 2007, these free, advertising-supported Web sites served approximately eight million unique visitors per month with timely market news and information. MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Client Solutions, a part of our enterprise media segment.

In 2007, WSJ.com and its family of free Web sites (Opinion Journal, Career Journal, Real Estate Journal, Start Up Journal and College Journal) and the paid Barron’s Online Web site provided premium business news to approximately 9.0 million unique visitors per month. By combining that traffic with MarketWatch into The Wall Street Journal Digital Network, our Web sites averaged approximately 17.0 million unique visitors per month during 2007.

Barron’s. Barron’s, the Dow Jones business and financial weekly, is a weekly magazine that caters to financial professionals, individual investors and others interested in financial markets. In 2007, Barron’s had an average circulation of approximately 309,000. Barron’s is printed in all of The Wall Street Journal’s 17 printing plants. It is delivered by second-class postal service through third-party delivery services and sold on newsstands. Barron’s Online is a stand-alone subscription product, which had more than 127,000 subscribers at December 31, 2007.

Other editions of The Wall Street Journal. The Wall Street Journal Classroom Edition is published nine times during the school year and is read by an estimated 700,000 students every month during each academic year in more than 5,000 middle school and high school classrooms throughout the United States. Individuals, organizations and corporations sponsor more than one-fourth of all subscriptions and schools sponsor the remainder. The Wall Street Journal Campus Edition is included in college newspapers throughout the United States and includes the week’s top business news and feature stories.

The Wall Street Journal reaches additional readers through The Wall Street Journal Sunday, which focuses on personal finance and careers and is published once a week in the business sections of local newspapers with combined average circulation in 2007 of approximately 8.7 million in more than 71 community newspapers.

Other channels of distribution. The consumer media segment also includes our other channels of distribution of content, including: television, through an agreement with NBC Universal’s CNBC network; radio/

audio; online video available on our Web sites; and consumer electronic licensing which offers electronic rights to use Dow Jones content. The Wall Street Journal Radio Network produces and distributes late-breaking business reports during the week to radio stations across the country.

International Editions

The compact international editions of The Wall Street Journal are tightly integrated with The Wall Street Journal Online at WSJ.com to better serve the needs of highly mobile international business leaders. The international editions of The Wall Street Journal include news and opinion from The Washington Post.

Europe. The Wall Street Journal Europe, which had an average circulation of 86,000 in 2007, is headquartered in Brussels, Belgium and printed in Belgium, France, Germany, Ireland, Israel, Italy, Spain, Switzerland, Turkey and the United Kingdom. It is available on the day of publication in most of continental Europe, the United Kingdom and parts of the Middle East and North Africa.

In May 2007, we acquired eFinancialNews Holdings Ltd. (“eFN”). Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses. Its flagship operations include the weekly Financial News, the eFinancialNews.com Web site and subscription-based services. It also publishes Private Equity News, a weekly publication focused on the European private equity sector. The acquisition of eFN has added digital and other non-print businesses to help diversify our reliance on traditional print revenue and is being integrated into our European consumer media operations.

Asia. The Wall Street Journal Asia, which had an average circulation of 80,000 in 2007, is headquartered in Hong Kong and printed in Hong Kong, Indonesia, Japan, Korea, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

Other international publications. We also publish The Wall Street Journal Special Editions, which are a collection of The Wall Street Journal’s pages in local languages distributed as part of 42 newspapers in 49 countries, and The Far Eastern Economic Review, a Hong Kong-based monthly periodical of issues and ideas largely written by Asian opinion leaders from the fields of politics, business and academics.

Enterprise Media

Enterprise media is managed as one segment as it is comprised of product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe. Its exclusive business and financial content is highly valued by its customers. Its product offerings rely on advanced delivery technology to meet customer’s needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products. It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings. Revenues from the enterprise media segment are primarily subscription-based and the segment is comprised of Factiva, Dow Jones Newswires, Dow Jones Client Solutions, Dow Jones Indexes and Other, Dow Jones Reprints/Permissions and, Dow Jones Financial Information Services.

Factiva. In December 2006, we acquired the remaining 50% interest we did not already own of Dow Jones Reuters Business Interactive LLC (“Factiva”) from our joint venture partner, Reuters Group Plc (“Reuters”). Factiva is a leading provider of global business content, research products and services to global enterprises mainly in the finance, corporate, professional services and government sectors, with approximately 1.8 million paying subscribers.

Dow Jones Newswires. Dow Jones Newswires is a premier provider of real-time, comprehensive business news and information for financial professionals around the world. Dow Jones Newswires’ English-language news is displayed on approximately 400,000 terminals worldwide, providing users with real-time information on equity, fixed income, foreign exchange, commodities and energy markets. Dow Jones Newswires has a dedicated staff of more than 850 journalists in addition to drawing on the global resources of The Wall Street Journal and the Associated Press.

Dow Jones News Service is North America’s leading source of business and financial news on U.S. and Canadian companies and markets for brokerage firms, banks, investment companies and other businesses. Capital Markets Report covers global debt and money markets. The Dow Jones Energy Service covers oil, natural gas, electricity and other energy markets, while the Dow Jones Commodities Service provide in-depth coverage of basic raw materials and related financial instruments.

The Dow Jones Economic Report and the Dow Jones Financial Wire provide international economic, business and financial news to subscribers in countries around the world. In addition to these two broad international newswires, we also provide specialized wires dedicated to the coverage of European and Asian equities, banking and foreign exchange markets, as well as the World Equities Report, which serves U.S. institutions investing in international markets, are published.

Dow Jones Newswires is also published, on its own or with local partners, in a total of eleven languages: Arabic, Chinese, Dutch, English, French, German, Italian, Japanese, Portuguese, Russian and Spanish.

Dow Jones Client Solutions. Dow Jones Client Solutions is a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies, and corporations for use mainly on their intranets and retail Web sites.

Dow Jones Indexes and Other. We license the Dow Jones Industrial Averages and other indexes as the basis for trading options, futures, unit trusts, annuities, exchange traded funds, mutual funds, derivatives and specialized structured products. Dow Jones Indexes offers thousands of indexes, including a variety of specialty indexes, such as the Dow Jones-AIG Commodity Index, the Dow Jones Select Dividend Index and the Dow Jones Islamic Market Indexes. Dow Jones Indexes also has a family of hedge fund indexes and has partnered with Wilshire Associates to provide the Dow Jones Wilshire index family, which features the Dow Jones Wilshire 5000.

Dow Jones Reprints/Permissions. Dow Jones Reprints/Permissions sells print or electronic reprints of The Wall Street Journal’s and Barron’s stories.

Dow Jones Financial Information Services. Dow Jones Financial Information Services serves the areas of private equity, venture capital, debt/bankruptcy, hedge funds and energy/commodities with newsletters, conferences and databases.

Local Media

Our local media segment is comprised of our wholly-owned Ottaway Newspapers, Inc. subsidiary (“Ottaway Newspapers”). Ottaway Newspapers publishes local media print publications, including eight general interest dailies. In November 2007, we announced that we would explore strategic alternatives for Ottaway Newspapers. The strategic options include, but are not limited to, the possible sale of some or all of Ottaway Newspapers’ publications and related properties. As a result, the local media segment is considered to be discontinued operations. We have not yet entered into any agreement with respect to any transaction involving Ottaway Newspapers. (See Note 5 to our consolidated financial statements.)

Strategic Alliances

SmartMoney. SmartMoney is a 50/50 joint venture between Dow Jones and Hearst. SmartMoney magazine, The Wall Street Journal Magazine of Personal Business, features sections on personal investing, spending and saving money, and had circulation of more than 800,000 copies in 2007. SmartMoney also includes SmartMoney.com and SmartMoney Custom Solutions.

Vedomosti. Vedomosti is a joint venture owned equally by Dow Jones, Pearson Plc and Independent Media. Circulation approximated 69,000 in 2007, with original content created by over 100 local reporters and editors and content from The Wall Street Journal and the Financial Times translated into Russian.

STOXX, Ltd. STOXX, Ltd. (“STOXX”) is a joint venture owned equally by Dow Jones and the leading stock exchanges of Germany (Deutsche Borse) and Switzerland (the Swiss Exchange). STOXX develops, maintains, distributes and markets the Dow Jones STOXX indices.

DJ/IAC Online Ventures, LLC. DJ/IAC Online Ventures, LLC, formed in March 2007, is a 50/50 joint venture with IAC/InterActiveCorp (“IAC”) . This joint venture will create a new personal finance Internet business targeting the broad Web-savvy consumer audience by launching a community-driven Web site that combines the brands, marketing platforms and personal finance content of The Wall Street Journal, MarketWatch and other Dow Jones products with the marketing, entrepreneurialism and technology expertise of IAC’s businesses, including Ask.com and LendingTree.

RAW MATERIALS

Our primary raw material used is newsprint. In 2007, approximately 138,000 metric tons were consumed. Newsprint was purchased principally from seven suppliers. We have long-term contracts with certain newsprint suppliers for a substantial portion of our annual newsprint requirements. For many years, the available sources of newsprint have been adequate to supply our needs.

COMPETITION

Our print-based businesses compete for readers and advertisers with a wide range of information providers in many different channels of distribution. All national and major metropolitan general interest newspapers and many small city or suburban papers carry business and financial content as do many Internet-based services (see those listed below) and television and radio programs. In addition, specialized newspapers and magazines in the business and financial field (such as The Financial Times, Forbes, Fortune and BusinessWeek), as well as general news magazines (such as Time and Newsweek), publish substantial amounts of business-related material. The Wall Street Journal also competes for advertising with non-business publications offering audiences of similar demographic quality, such as lifestyle magazines (e.g., The New Yorker, Vanity Fair and Golf Digest).

Our online publications compete with other Web sites that offer continuously updated coverage of business news as well as licensing of electronic content. Unlike WSJ.com, our competitors do not, for the most part, utilize an online paid subscription model, and most remain free sites. Competitors include FT.com, New York Times Digital, TheStreet.com, Bloomberg, Forbes.com, Yahoo!Finance, CNET, CNN Money, MSNMoney/CNBC and Google Finance.

Our newswires compete with other global financial newswires, including Reuters, Thomson, Bloomberg L.P. and other organizations that publish financial news, as well as many Internet-based providers of financial news and information. Our newswires maintain a stronger market position in North America than internationally.

Dow Jones Indexes competes with the indexes distributed by various organizations, including Standard & Poor’s, the Financial Times and Morgan Stanley Capital International.

Local media, which are considered to be discontinued operations, competes with other general-interest newspapers, as well as Web sites and radio and television stations, which serve their respective local markets.

Factiva competes with various business information service providers, including LexisNexis, Thomson, Hoover’s and OneSource. Factiva also competes with various Internet-based information search services, such as Google, Microsoft and Yahoo!.

INTELLECTUAL PROPERTY

We rely on a combination of trademarks, trade names, copyrights and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes license, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products.

SEASONALITY

Our results of operations are subject to seasonal fluctuations, which typically cause revenues in the third quarter (which includes the months of July and August) to be lower than revenues in the remainder of the year.

ITEM 1A.	RISK FACTORS.

Risks Related to the Ownership of Our Class B Common Units

An Investment in Our Class B Common Units is Effectively Illiquid.

Our Class B Common Units are not listed on any national securities exchange and are subject to significant transfer restrictions. Furthermore, we will not file annual, quarterly or other reports with the SEC under the Exchange Act, after the filing of this Annual Report. Moreover, any unit transfer that would result in Class B Common Units being held by more than 250 record holders, require registration or qualification of the applicable Class B Common Units under any applicable state or federal securities laws or that would result in the creation or continuation of any reporting obligations by us pursuant to the Exchange Act is prohibited. Consequently, trading activity, if any, in the Class B Common Units is likely to be very limited. In addition, because the Class B Common Units are not listed on a national securities exchange, it may be difficult to obtain pricing information with respect to the Class B Common Units. As a result, the Class B Common Units are effectively illiquid.

Our Class B Common Units are Subject to Significant Transfer Restrictions.

Our Operating Agreement provides that a holder of Class B Common Units (other than News Corporation) is entitled to transfer his or her units only upon satisfaction of certain conditions (unless any condition to transfer is waived by the Board), including the following:

•

the transfer does not require the registration or qualification of the Class B Common Units pursuant to any applicable federal or state securities laws, or result in the creation, or continuance of, any reporting obligation by us under Section 12 or Section 15 of the Exchange Act;

•	subject to certain exceptions, the transfer is made to a person who qualifies as an “accredited investor” as defined in Rule 501 under the Securities Act; and

•	after giving effect to the transfer, the aggregate number of holders of record of Class B Common Units registered on our books or with our transfer agent does not exceed 250.

We are Controlled By, and Dependent Upon, Our Relationship with News Corporation.

As of December 31, 2007, News Corporation beneficially owned approximately 92% of our total issued and outstanding share capital. Accordingly, News Corporation controls us and, through us, Dow Jones, and has the power to elect all the members of our Board of Managers (the “Board,” and each member of the Board, a “Manager”) (except in certain limited circumstances as set forth in the Amended and Restated Operating Agreement of Ruby Newco LLC (the “Operating Agreement”)), appoint new management and, subject to certain limitations, approve any action requiring the approval of the holders of our common units, including adopting certain amendments to the Operating Agreement and approving mergers or sales of all or substantially all of our assets, including the common stock of Dow Jones. The Managers, elected by News Corporation, have the authority to make decisions affecting our capital structure, including, subject to certain limitations, the issuance of additional equity interests or options, the incurrence of additional indebtedness, the implementation of unit repurchase programs and the declaration of distributions. The interests of News Corporation may not coincide with the interests of the other unitholders and, subject to the terms of that certain editorial agreement by and among News Corporation, Dow Jones and the Special Committee, the business, financial and operating policies of Dow Jones.

The existence of News Corporation as the controlling unitholder makes it impossible for a third party to acquire a majority of our outstanding common units without reaching agreement with News Corporation. A third party would be required to negotiate any transaction with News Corporation, and the interests of News Corporation with respect to a transaction may be different from the interests of other Ruby Newco unitholders. In addition, to the fullest extent permitted by the Delaware Limited Liability Company Act, none of News Corporation, any of its affiliates or the members of its Board of Directors owe any duties at law or in equity (including fiduciary duties) to any other unitholder other than duties and obligations expressly set forth in the Operating Agreement.

We are Not Expected to Remain an Exchange Act Reporting Company and Holders of Class B Common Units Will Receive More Limited Information.

We will not remain a reporting company under the Exchange Act following the filing of this Annual Report. Thereafter, we do not expect that we will make any filings with the SEC or make any information publicly available relating to our operations or financial results other than the information included by News Corporation in its public filings with the SEC.

In addition, except under limited circumstances set forth in the Operating Agreement, neither we nor News Corporation has any duty or obligation to provide any information or disclosure to any unitholder with respect to any matter or action reserved to the unitholders for decision pursuant to the Operating Agreement or the Delaware Limited Liability Company Act. Our disclosure obligations are generally limited to the following: to provide (1) each current or former Class B Common Unitholder who received such Class B Common Units pursuant to the Merger (and in the case of holders that are trusts, certain donors, beneficiaries and successors) with such information as is reasonably and specifically requested by that holder in connection with confirming the U.S. federal income tax treatment of the Merger; (2) a list of the then current Class B Common Unitholders to any then current Class B Common Unitholder who requests a list in connection with that holder’s good faith intention to effect a “subsequent merger” (as defined in the Operating Agreement) or in connection with the exercise of the rights of the Class B Common Unitholders to elect a Manager of Ruby Newco under certain circumstances, in each case, pursuant to the terms of the Operating Agreement; and (3) each former Class B Common Unitholder who held such Class B Common Units at the time a subsequent merger (subject to certain exceptions) was effected (and in the case of holders that are trusts, certain donors, beneficiaries and successors) with such information as is reasonably and specifically requested by that holder in connection with confirming the U.S. federal income tax treatment of such subsequent merger.

The Exchange of Class B Common Units into News Corporation Class A Common Stock is Subject to Certain Restrictions and the Value of the News Corporation Class A Common Stock Received in Any Exchange May Fluctuate.

Under the terms of the Operating Agreement, for the first 120 days after the closing of the Merger which occurred on December 13, 2007 (i.e., until April 10, 2008) the Class B Common Units will not be exchangeable for shares of News Corporation Class A common stock, par value $0.01 per share (“News Corporation Class A Common Stock”). Between the 121 st and 180th day after the closing of the Merger (i.e., between April 11, 2008 and June 10, 2008), a Class B Common Unitholder will be permitted to exchange up to 25% of the total number of units the holder received in the Merger for shares of News Corporation Class A Common Stock. Following the 180th day after the closing of the Merger (i.e., from June 11, 2008), any or all Class B Common Units may be exchanged for shares of News Corporation Class A Common Stock. While the exchange ratio governing the exchange of Class B Common Units for News Corporation Class A Common Stock will be adjusted under certain circumstances, it will not be adjusted to reflect changes in the per share value of News Corporation Class A Common Stock after the effective date of the Merger. The News Corporation Class A Common Stock into which Class B Common Units may be exchanged may be subject to significant fluctuations in value for many reasons, including:

•	News Corporation’s operating and financial performance and prospects;

•	general market conditions;

•	the risks described in this Annual Report and in the S-4 Registration Statement filed by Ruby Newco and News Corporation on September 7, 2007, as amended;

•	changes to the competitive landscape in the industries or markets in which News Corporation operates;

•	the arrival or departure of key personnel; and

•	speculation in the press or the investment community.

Consequently, due to the potential fluctuations in value, at the time that the exchange right of Class B Common Unitholders becomes exercisable, the News Corporation Class A Common Stock into which the Class B Common Units may be exchanged may have a value that differs from the cash consideration and/or the value of News Corporation Class A Common Stock as of the effective time of the Merger. If a Class B Common Unitholder elects to exchange his or her Class B Common Units for shares of News Corporation Class A Common Stock, the exchange generally will be taxable for U.S. federal income tax purposes.

Certain Transactions that May Occur Could Cause Class B Common Unitholders to Recognize Income for U.S. Federal Income Tax Purposes With Respect to the Class B Common Units Sooner than They Otherwise Anticipated.

Certain events outside of a unitholder’s control may occur with respect to either News Corporation or Ruby Newco, including a merger, consolidation or other extraordinary transaction with respect to either News Corporation or Ruby Newco, that could cause holders of Class B Common Units to recognize income for U.S. federal income tax purposes, including in connection with adjustments to the exchange ratio of the Class B Common Units, or the receipt of cash or other consideration as a distribution on or in exchange for Class B Common Units.

News Corporation Has Other Investment Activities that May Conflict with Our Interests.

News Corporation will be entitled to and may, from time to time, acquire and hold interests in businesses that are in direct or indirect competition with our business, including the business of Dow Jones. We do not have any right in or to these other business interests or activities or to the income or proceeds derived therefrom, and the pursuit of these investments or business interests or activities, even if competitive with our business, will not violate the certificate of formation or the Operating Agreement.

In addition, News Corporation may elect not to present any particular opportunity to us or to conduct its other business and investment affairs in our best interests, even if the opportunity is of a character that could be taken by us.

Risks Relating to Our Business

Advertising revenues

We derive a majority of our revenue from advertising, primarily in connection with our print publications and Web sites. Our overall performance is largely dependent on the operating performance of The Wall Street Journal (including its international and online editions), which, to a significant extent, is dependent upon B2B advertising attracted by the distinctive demographic profile of The Wall Street Journal’s audience.

Our advertising revenues are impacted by economic and competitive changes in any of our advertising markets, but particularly in our core B2B market. We continue to experience depressed levels of B2B advertising, especially in technology and finance, which in 2007 and 2006 represented approximately 31% and 34%, respectively, of The Wall Street Journal’s advertising volume.

Although we have taken initiatives (including color advertising and the launch of the Weekend Edition of The Wall Street Journal) to attract more consumer advertising and other diversified advertising, we may or may not be able to further penetrate these new consumer advertising segments. In particular, The Wall Street Journal’s broad national circulation limits our ability to provide certain local advertising to consumers. Furthermore, the Weekend Edition may fail to generate anticipated advertising revenues, resulting in greater losses than are currently expected. In addition, the Weekend Edition may draw advertising away from our other consumer advertising sections, such as the Friday Weekend Journal and Personal Journal sections of The Wall Street Journal, for consumer advertising revenues.

Our ability to attract advertisers to our Web sites depends on our ability to generate traffic to our Web sites. Advertising revenues from our Web sites may be negatively impacted by fluctuations or decreases in our traffic levels. In addition, we rely on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic, for which we pay fees, and we could be adversely affected by any changes in such relationships.

Our local media newspapers, which are considered discontinued operations, rely on advertising revenue from local advertisers. These revenues may be negatively impacted by the condition of the economy in the areas where our local media newspapers are circulated and by the advertising habits of large regional advertisers who may change their spending patterns or go out of business.

Circulation revenues

Both advertising and circulation revenue are impacted by circulation and readership levels. The distinctive demographics of The Wall Street Journal’s circulation and readership base (in particular, its influential and affluent audience that makes significant B2B spending decisions and spends heavily on consumer items) is an important factor in generating circulation and advertising revenues. Print circulation and readership at The Wall Street Journal and our local media publications—and the print publishing industry overall—are subject to competition and, in particular, are being negatively impacted by the preferences of some consumers to receive all or a portion of their news in new media formats and from sources other than traditional newspapers, and the proliferation of these new media formats and sources. The risk exists that this trend may continue or that our circulation or readership may be negatively impacted by changes made from time to time by agencies, such as the Audit Bureau of Circulations and various syndicated research organizations, in the way they measure circulation and readership numbers. While we seek to maintain and grow our print circulation base, we may not be successful in doing so or may incur significant additional costs in attempting to do so and we may not be able to recover these costs through increased circulation and advertising revenues. If we cannot maintain or grow our print circulation and readership base, this could, in turn, adversely affect our circulation revenues and advertising revenues by reducing the willingness of advertisers to place print ads with us and/or the rates they are willing to pay. While the online trend is positively impacting our and others’ online businesses, online is relatively smaller than print so the positive impact of this trend may not offset the negative impact on our print profitability.

Subscriptions; Licensing

Certain of our enterprise media businesses, including Dow Jones Newswires and most Factiva offerings, are subscriber-based and are vulnerable to losses in the number of subscribers. For example, Dow Jones Newswires could lose subscriptions, which are measured by the number of terminals carrying Dow Jones Newswires, as a result of business consolidations and layoffs in the financial services industry. Factiva’s flagship product, Factiva.com, could lose subscribers due to competitive pressures or the perception that free information on the Internet is a satisfactory basis for business decisions. Similarly, WSJ.com, which currently is the largest paid subscription news site on the Internet, may not be able to continue to increase revenues through growing the number of subscribers. Unlike WSJ.com, our competitors do not, for the most part, utilize a full or primarily paid online subscription model, and most remain free Web sites. Other of our electronic publishing businesses, including Dow Jones Indexes and Dow Jones Client Solutions, rely on revenues from licensing our products and content to third-parties. Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal. Our consulting services business could suffer if customers opt to perform the content integration work that we offer with in-house resources or if customers forgo customization of our products altogether and work with an off-the-shelf offering.

Seasonality

Our results of operations are subject to seasonal fluctuations, which typically cause revenues in the third quarter (which includes the months of July and August) to be lower than revenues in the rest of the year.

Cost structure

We have done much cost-cutting over the last several years, but future cost control efforts may not be as successful as anticipated and we may not be able to continue limiting our expense growth. Factors that may impact our ability to control expense growth in the future include our prior cost cutting, the tightening of the labor market and the resulting risk of loss of key employees and our recent and future growth initiatives. If we are unable to continue to control expense growth in the future, there may be an adverse effect on our overall profitability.

Competition

All of our products and services face intense competition from other newspapers, national business magazines, television, trade publications, newsletters, research reports and services, free and paid Internet sites, other new media and forms of corporate marketing other than print or online advertising. We compete for advertising revenues, subscriptions and consumers, which include readers, online users and television viewers. Metropolitan general interest newspapers and many small city or suburban papers carry business and financial content, as do many Internet-based services and television and radio programs. In addition, specialized magazines in the business and financial field, as well as general news magazines, publish substantial amounts of business-related material. The Wall Street Journal also competes for advertising with non-business publications offering audiences of high demographic quality, such as technology and lifestyle magazines.

Circulation revenues at our local media newspapers may be negatively affected by local competition, including free publications. Nearly all of these other publications and services seek audiences and seek to sell advertising, making them competitive with our publications and services and affecting our ability to attract and retain advertisers and consumers. We have experienced declines in advertising that we believe are due to advertisers migrating their campaigns online or to other forms of media and marketing that can reach either larger mass consumer audiences or smaller but more targeted audiences.

Our efforts to expand in Europe have been limited by substantial competition from local language publications, other international publications and local and international television networks, as well as the limited nature of the foreign language markets that we serve. In Asia, our presence with our Pan-Asia publications may be threatened by developments within the region such that readers may prefer local language or local market publications. As the economies of the various individual Asian nations develop over time, we may encounter further difficulties in continuing to appeal to a broader Pan-Asian audience.

Our Dow Jones Newswires’ business and financial news products are distributed primarily through a limited number of vendors, who distribute our news over their platforms into financial services firms that receive our content by way of subscriptions with these vendors. Newswires may be adversely affected by consolidations among these vendors, including the pending acquisition of Reuters by Thomson. Moreover, sales of our Dow Jones Newswire products may continue to be negatively impacted by technological changes and changes in the brokerage industry, which have resulted in a diminishing reliance on real time news as business and financial news has become increasingly available via Internet-based publications and services. In addition, as we strive to increase our international revenues from the Dow Jones Newswires business, we may not succeed given the competition from, and subscribers’ desire for, local language news services.

Factiva competes with other aggregators of third party business news and information, including LexisNexis, Thomson, OneSource, Hoovers, and others, as well as with the large volume of business news and information that is available for free on the Internet. The Factiva business could be negatively affected by significant investments that its commercial competitors might make in their aggregation products, by dynamics in the publishing market that rendered publishers of newspapers, business journals and other periodicals less willing to license their content for inclusion in the Factiva services (or to demand higher royalties for such licenses) or by an improvement in the quality of the business news and information that is available for free on the Internet or in its presentation or accessibility.

There can be no assurance that we will be able to increase or to maintain the advertising, readership, circulation or subscriptions market share that we currently enjoy. In addition, changes in the regulatory and technological environment are bringing about a global consolidation of media and telecommunications companies, a proliferation of competitors, and convergence among various forms of media. As a result, our profitability could face increased pressure from consolidation of our customers, increased competition and new technologies.

Intellectual property

We rely on a combination of trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our intellectual property and brand names. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Dow Jones Indexes licenses, sometimes exclusively, our proprietary indexes and trademarks to exchanges and financial institutions for use as the basis of financial products. For example, Dow Jones has licensed the Dow Jones Industrial Average index and related trademarks for use as the basis of exchange-traded options on the DIAMONDS exchange traded fund (“ETF”), but in June 2006 the United States Court of Appeals for the Second Circuit held that no license is needed to issue or trade options on ETFs. The Second Circuit expressly limited its decision to derivative products on ETFs, and we no longer license this specific product. In November 2006, a lawsuit was filed against us by the International Securities Exchange (“ISE”) in the United States District Court for the Southern District of New York seeking a declaratory judgment that we do not have the right to require anyone seeking to list derivatives based on our proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from us. For further discussion of this litigation, see “Item 3. Legal Proceedings—ISE Litigation.”

Acquisitions

From time to time, we seek out strategically and financially attractive acquisition opportunities. Such acquisitions will affect our costs, revenues, profitability and financial position. Acquisitions involve risks and uncertainties, including: before closing, the risk that the conditions to the acquisition are not met and the acquisition is not consummated and the possibility that the closing is delayed and the potential adverse effect of such delay on the acquired business and on our business unit into which the acquired business will be integrated; and after closing, difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, debt incurred in financing such acquisitions and other unanticipated problems and liabilities.

New business opportunities and strategic alliances

There are substantial uncertainties associated with our efforts to leverage our brands to develop new business opportunities and to generate advertising and other revenues from our products. Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible. We also face challenges in our attempts to achieve new strategic alliances and to improve the growth and profitability of existing strategic alliances. For example, we occasionally make non-controlling minority investments in public and private entities. We may have limited voting rights and, therefore, an inability to influence the direction of such entities. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. In addition, external factors, such as the development of competitive alternatives and market response, may negatively impact the success of these new opportunities and alliances.

Labor relations

As of December 31, 2007, approximately 32% of our domestic full-time employees are unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Approximately 2,000 of our employees are represented by the Independent Association of Publishers’ Employees. Our results could be adversely affected if labor negotiations cause work interruptions or if we are unable to negotiate agreements on reasonable terms. In addition, our ability to make short-term adjustments to control fringe benefit costs is limited by the terms of our collective bargaining agreements in which benefits are fixed.

Newsprint prices

Newsprint is our single most important raw material and represented approximately 4% of our total operating expenses in 2007 and approximately 7% in each of 2006 and 2005. The price of newsprint has historically been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers. This has led to paper mill closures and conversions to other grades of paper, which, in turn, have decreased overall newsprint capacity, resulted in price increases and increased the likelihood of more price increases in the future. Our operating results could be adversely affected if newsprint prices increase significantly.

Risks Related to the Ownership of News Corporation Class A Common Stock

A Decline in Advertising Expenditures Could Cause News Corporation’s Revenues and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

News Corporation derives substantial revenues from the sale of advertising on or in its television stations, broadcast and cable networks, newspapers and inserts, Web sites and direct broadcasting satellite (“DBS”) services. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Demand for News Corporation’s products is also a factor in determining advertising rates. For example, ratings points for News Corporation’s television stations, broadcast and cable networks and circulation levels for News Corporation’s newspapers are factors that are weighed when determining advertising rates and, with respect to News Corporation’s television stations and broadcast and television networks, when determining the affiliate rates received by News Corporation. In addition, newer technologies, including new video formats, streaming and downloading capabilities via the Internet, video-on-demand, personal video recorders and other devices and technologies are increasing the number of media and entertainment choices available to audiences. Some of these devices and technologies allow users to view television or motion pictures from a remote location or on a time-delayed basis and provide users the ability to fast-forward, rewind, pause and skip programming. These technological developments are increasing the number of media and entertainment choices available to audiences and may cause changes in consumer behavior that could affect the attractiveness of News Corporation’s offerings to viewers, advertisers and/or distributors. A decrease in advertising expenditures or reduced demand for News Corporation’s offerings can lead to a reduction in pricing and advertising spending, which could have an adverse effect on News Corporation’s businesses.

Acceptance of News Corporation’s Film and Television Programming by the Public is Difficult to Predict, Which Could Lead to Fluctuations in Revenues.

Feature film and television production and distribution are speculative businesses since the revenues derived from the production and distribution of a feature film or television series depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a feature film or television series also depends upon the quality and acceptance of other competing films and television series released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a feature film and the audience ratings for a television series are generally key factors in generating revenues from other distribution channels, such as home entertainment and premium pay television, with respect to feature films, and syndication, with respect to television series.

The Loss of Carriage Agreements Could Cause News Corporation’s Revenue and Operating Results to Decline Significantly in any Given Period or in Specific Markets.

News Corporation is dependent upon the maintenance of affiliation agreements with third-party owned television stations, and there can be no assurance that these affiliation agreements will be renewed in the future on terms acceptable to News Corporation. The loss of a significant number of these affiliation arrangements could reduce the distribution of News Corporation’s FOX Broadcasting Company network (“FOX”) and MyNetworkTV and adversely affect News Corporation’s ability to sell national advertising time. Similarly, News Corporation’s cable networks maintain affiliation and carriage arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of News Corporation’s cable networks, which may adversely affect those networks’ revenues from subscriber fees and their ability to sell national and local advertising time.

The Inability to Renew Sports Programming Rights Could Cause News Corporation’s Advertising Revenue to Decline Significantly in any Given Period or in Specific Markets.

The sports rights contracts between News Corporation, on the one hand, and various professional sports leagues and teams, on the other, have varying duration and renewal terms. As these contracts expire, renewals on favorable terms may be sought; however, third parties may outbid the current rights holders for the rights contracts. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. The loss of rights could impact the extent of the sports coverage offered by News Corporation and its affiliates, as it relates to FOX, and could adversely affect News Corporation’s advertising and affiliate revenues. Upon renewal, News Corporation’s results could be adversely affected if escalations in sports programming rights costs are unmatched by increases in advertising rates and, in the case of cable networks, subscriber fees.

Technological Developments May Increase the Threat of Content Piracy and Signal Theft and Limit News Corporation’s Ability to Protect Its Intellectual Property Rights.

News Corporation seeks to limit the threat of content piracy and DBS programming signal theft; however, policing unauthorized use of News Corporation’s products and services and related intellectual property is often difficult and the steps taken by News Corporation may not in every case prevent the infringement by unauthorized third parties. Developments in technology, including digital copying, file compressing and the growing penetration of high-bandwidth Internet connections, increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. In addition, developments in software or devices that circumvent encryption technology increase the threat of unauthorized use and distribution of DBS programming signals. News Corporation has taken, and will continue to take, a variety of actions to combat piracy and signal theft, both individually and, in some instances, together with industry associations. There can be no assurance that News Corporation’s efforts to enforce its rights and protect its products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to News Corporation’s revenues from products and services, including, but not limited to, films, television shows, books and DBS programming.

Labor Disputes May Have an Adverse Effect on News Corporation’s Business.

In a variety of News Corporation’s businesses, News Corporation and its partners engage the services of writers, directors, actors and other talent, trade employees and others who are subject to collective bargaining agreements, including employees of News Corporation’s film and television studio operations and newspapers. If News Corporation or its partners are unable to renew expiring collective bargaining agreements, certain of which have or are expiring within the next year or so, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on News Corporation’s business by causing delays in production or by reducing profit margins.

Changes in U.S. or Foreign Communications Laws and Other Regulations May Have an Adverse Effect on News Corporation’s Business.

In general, the television broadcasting and multichannel video programming and distribution industries in the United States are highly regulated by federal laws and regulations issued and administered by various federal agencies, including the Federal Communications Commission (the “FCC”). The FCC generally regulates, among other things, the ownership of media, broadcast and multichannel video programming and technical operations of broadcast and satellite licensees. Further, the United States Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters, including technological changes, which could, directly or indirectly, affect the operations and ownership of News Corporation’s U.S. media properties. Similarly, changes in regulations imposed by governments in other jurisdictions in which News Corporation, or entities in which News Corporation has an interest, operate could adversely affect its business and results of operations.

Provisions in News Corporation’s Corporate Documents, Delaware Law and the Ownership of News Corporation’s Class B Common Stock by Certain Principal Stockholders Could Delay or Prevent a Change of Control of News Corporation, Even if That Change Would be Beneficial to News Corporation’s Stockholders.

The existence of some provisions in News Corporation’s corporate documents could delay or prevent a change of control of News Corporation, even if that change would be beneficial to News Corporation’s stockholders. News Corporation’s Restated Certificate of Incorporation and Amended and Restated By-laws, contain provisions that may make acquiring control of News Corporation difficult, including:

•	provisions relating to the classification, nomination and removal of directors;

•	a provision prohibiting stockholder action by written consent;

•	provisions regulating the ability of News Corporation’s stockholders to bring matters for action before annual and special meetings of News Corporation’s stockholders; and

•	the authorization given to News Corporation’s Board of Directors to issue and set the terms of preferred stock.

In addition, News Corporation currently has in place a stockholder rights plan, which would cause extreme dilution to any person or group that attempts to acquire a significant interest in News Corporation without advance approval of the News Corporation Board of Directors. Further, as a result of Mr. K. Rupert Murdoch’s ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust, which beneficially owns 0.9% of News Corporation Class A Common Stock and 37.2% of News Corporation Class B Common Stock, Mr. K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the Murdoch Family Trust. Mr. K. Rupert Murdoch, however, disclaims any beneficial ownership of those shares. Also, Mr. K. Rupert Murdoch beneficially owns an additional 1.3% of News Corporation Class A Common Stock and 1.3% of News Corporation Class B Common Stock. Thus, Mr. K. Rupert Murdoch may be deemed to beneficially own in the aggregate 2.2% of News Corporation Class A Common Stock and 38.6% of News Corporation Class B Common Stock. Further, if News Corporation completes its previously announced stock repurchase program, the aggregate voting power represented by the shares of News Corporation Class B Common Stock held by Mr. K. Rupert Murdoch and the Murdoch Family Trust would increase to approximately 40.3 % of News Corporation’s aggregate voting power. As a result of the consummation of the transactions contemplated under the Share Exchange Agreement, dated December 22, 2007, by and between News Corporation and Liberty Media Corporation, News Corporation intends to redeem the rights issued under its stockholder rights plan and to take the necessary steps to declassify its classified board structure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

For our consumer media segment, we operate 17 plants with an aggregate of approximately one million square feet for the printing of our domestic publications. Printing plants are located in: Palo Alto and Riverside, California; Denver, Colorado; Orlando, Florida; LaGrange, Georgia; Naperville and Highland, Illinois; Des Moines, Iowa; White Oak, Maryland; Chicopee, Massachusetts; South Brunswick, New Jersey; Charlotte, North Carolina; Bowling Green, Ohio; Sharon, Pennsylvania; Dallas and Beaumont, Texas; and Federal Way, Washington. All plants include office space. All are owned in fee, except the Palo Alto, California plant which is leased.

Other facilities, which are owned in fee, house news, sales, administrative, technology and operational staff for each of our segments. These facilities are located in South Brunswick, New Jersey and Chicopee Falls, Massachusetts. A portion of office space in the South Brunswick, New Jersey location is leased to third-parties.

We lease three major facilities in New York City, including in the World Financial Center which primarily houses editorial and executive staff, and two separate midtown locations for advertising sales, Dow Jones Newswires and The Wall Street Journal Digital Network staff. We also lease other business and editorial offices in numerous locations around the world, including offices in Jersey City, New Jersey, several locations in London and two locations in Hong Kong.

Our local media operations, which are considered to be discontinued operations, operate in 12 locations, including administrative headquarters in Campbell Hall, New York, and other facilities located in: Stockton, California; Kennebunk and York, Maine; Hyannis, New Bedford and Nantucket, Massachusetts; Portsmouth, New Hampshire; Middletown, New York; Medford and Ashland, Oregon; and Stroudsburg, Pennsylvania. All of these facilities are owned in fee, with the exception of the Maine and New Hampshire facilities, which are leased.

We believe that our current facilities are suitable and adequate, well maintained and in good condition. Older facilities have been modernized and expanded to meet present and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

Dow Jones Shareholder Litigation

In May 2007, two lawsuits were filed against members of the Dow Jones Board of Directors and members of the Bancroft family and unspecified Bancroft family trusts in the Supreme Court of the State of New York by stockholders seeking certification of a class of all stockholders alleging that the members of the Dow Jones Board of Directors and the Bancroft family breached their duties in connection with their consideration of the News Corporation offer. An amended complaint, filed on August 30, 2007, asserted claims for breach of fiduciary duty against the defendants relating to the Merger Agreement, based on the allegation that the defendants placed their interests before those of Dow Jones’ stockholders and prevented those stockholders from obtaining “appropriate consideration” for their Dow Jones shares. The amended complaint also included a claim for damages from the directors. The amount of damages sought was not specified, and there was no claim for damages directly from Dow Jones. A second amended complaint, filed on September 25, 2007, also alleged that the preliminary proxy statement filed with the SEC on September 7, 2007 “omits material information necessary to allow shareholders to make an informed decision concerning the Proposed Merger.” The directors have substantial defenses to the claims. The plaintiffs and Dow Jones reached a settlement in principle of the litigation on October 16, 2007. In connection with the settlement, Dow Jones agreed to include certain disclosures in the proxy statement/prospectus relating to the Merger. Plaintiffs’ counsel intend to apply to the court for an award of attorneys’ fees and expenses of up to $895,000, which Dow Jones has agreed to pay on behalf of all the defendants within ten (10) business days of the settlement becoming effective. A stipulation of settlement has been submitted to the Court and is subject to final court approval.

ISE Litigation

In November 2006, the ISE filed a lawsuit against Dow Jones in the United States District Court for the Southern District of New York seeking a declaratory judgment that no license from Dow Jones is needed to list options on the Dow Jones Industrial Average. The action also names The McGraw-Hill Companies, Inc. as a defendant, and seeks a similar declaration as to options on the S&P 500 index. Dow Jones believes that it has strong defenses to the action. For a number of reasons pleaded in an action Dow Jones filed against ISE and the Options Clearing Corporation in State Court in Illinois, Dow Jones believes it has the right to require anyone seeking to list derivatives based on its proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from Dow Jones. The action in the Southern District of New York has been stayed at the request of Dow Jones and McGraw-Hill pending the outcome of the Illinois state court litigation. ISE has appealed that decision to the Court of Appeals for the Second Circuit. No date has been set for the argument of that appeal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for either the Class A Common Units or the Class B Common Units. As of March 14, 2008, there were 86,306,277 Class A Common Units outstanding with one holder of record of the Class A Common Units, and 7,900,672 Class B Common Units outstanding with 160 holders of record of the Class B Common Units. After a limited period of time following the closing of the Merger, the Class B Common Units will be exchangeable at the option of the holder, on a one-for-one basis (subject to adjustment), into shares of News Corporation Class A Common Stock (see Note 13 to our consolidated financial statements).

It is currently anticipated that dividends will be paid on the Class A Common Units and the Class B Common Units at the same time and in the same amount (subject to adjustment based on the exchange ratio then in effect) as the dividends to be paid News Corporation Class A Common Stock. However, dividends will be paid only if, as and when declared by the Board out of legally available funds and there is no guarantee that any dividends will be paid. The following table sets forth for the fiscal periods indicted, the reported high and low closing prices of News Corporation Class A Common Stock as reported on the New York Stock Exchange and the dividends paid on News Corporation Class A Common Stock in the respective periods.

	News Corporation Class A Common Stock
	High	Low	Dividend
Fiscal Quarter Ended:
March 31, 2006	$16.86	$15.25	$0.06
June 30, 2006	19.52	16.67	—
September 30, 2006	19.75	18.19	0.06
December 31, 2006	21.75	19.35	—
March 31, 2007	23.98	21.26	0.06
June 30, 2007	23.74	21.21	—
September 30, 2007	22.80	19.78	0.06
December 31, 2007	23.04	19.73	—

As of December 31, 2007, we did not have any compensation plans under which our equity securities were authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that affect the comparability of the information reflected in this table. The following table shows selected financial data, on a continuing operations basis, for the most recent five years:

(in thousands, except per share amounts)

	Successor(1)	Predecessor(1)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007(2)	Year Ended December 31
			2006(2)	2005(2)	2004(3)	2003(4)
Income Statement Data:
Revenues:	$77,226	$1,789,641	$1,531,659	$1,422,996	$1,330,014	$1,237,500
Operating expenses	74,340	1,698,451	1,474,963	1,381,437	1,256,955	1,175,580

Operating income	2,886	91,190	56,696	41,559	73,059	61,920
Other (expense) income	(93)	(18,668)	31,254	(5,182)	(5,956)	74,941
Income taxes	1,031	42,533	(11,273)	6,912	21,542	19,904
Equity in earnings (losses) of associated companies, net of tax	423	8,951	25,068	(18,960)	(148)	1,198

Income from continuing operations	$2,185	$38,940	$124,291	$10,505	$45,413	$118,155

Income from continuing operations per share:
Basic	$.02	$.46	$1.49	$.13	$.55	$1.45
Diluted	$.02	$.45	$1.48	$.13	$.55	$1.44

Balance Sheet Data (at year end): (5)
Cash and cash equivalents	$37,018		$13,237	$10,633	$17,237	$23,514
Total assets	$7,686,217		$1,955,562	$1,781,972	$1,380,203	$1,304,154
Long-term debt	$—		$224,962	$224,928	$135,845	$153,110
Total debt	$246,846		$447,086	$472,395	$145,843	$153,110
Stockholders’ equity	$5,223,154		$498,973	$162,265	$150,543	$129,661

Dividends Data:
Cash dividends per share	$—	$1.00	$1.00	$1.00	$1.00	$1.00

(1)	Refer to Note 1 to our consolidated financial statements for further information regarding the presentation of the Predecessor and Successor Periods.
(2)

Refer to Notes 2, 3, 5, 6 and 9 to our consolidated financial statements for further information with respect to significant acquisitions, disposals, restructuring and other transactions affecting comparisons of these figures.

(3)

In 2004, certain items affecting comparisons include the following: (a) included within operating income was a restructuring charge of $6.7 million ($4.0 million, net of taxes) related to a work-force reduction, partially offset by the reversal of a reserve of $2.8 million ($1.7 million, net of taxes) related to a previously abandoned office lease which was subsequently reoccupied; (b) included within non-operating income was a gain of $3.3 million ($1.8 million, net of taxes) from the disposal of non-news assets of Vereinigte Wirtschaftsdienste GmbH; and (c) a charge of $6.9 million related to the accretion of discount on a contract guarantee.

(4)

In 2003, certain items affecting comparisons include the following: (a) included within operating income was a gain of $18.4 million ($11.1 million, net of taxes) reflecting the settlement of our business interruption insurance claim for loss of operating income suffered as a result of the September 11 terrorist attacks on the World Trade Center; and, (b) included within non-operating income was a gain of $18.7 million ($11.4 million, net of taxes) from the disposal of our interest in Verlagsgruppe Handelsblatt GmbH (“Handelsblatt”), a gain of $59.8 million on the resolution of certain losses contingencies resulting from our sale of Telerate and a charge of $9.5 million related to the accretion of discount on a contract guarantee.

(5)

Balance sheet data as of December 13, 2007 not presented. Equity for the Predecessor Periods represented stockholders’ equity while equity for the Successor Period represents members’ equity. For convenience purposes, we continue to use the term stockholders’ equity for all periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Ruby Newco was formed in 2007 for the sole purpose of facilitating the Merger. Ruby Newco did not carry on any activities or operations between its inception and the Merger, except for those activities incidental to its formation and undertaken in connection with the Merger. The equity interests of Ruby Newco are held by News Corporation and certain former Dow Jones stockholders who elected to receive unit consideration in the Merger pursuant to the terms of the Merger Agreement. Immediately following the Merger, certain former Dow Jones stockholders owned approximately 8% of the outstanding equity interests of Ruby Newco through their ownership of the Class B Common Units and News Corporation owned approximately 92% of the outstanding equity interests of Ruby Newco through its ownership of all of the Class A Common Units.

Through our wholly-owned subsidiary, Dow Jones, we are a provider of global business and financial news, information and insight through multiple channels of media. During the first quarter of 2006, we established a new organizational structure pursuant to which we organize and report our business in three segments: consumer media, enterprise media, and local media (considered discontinued operations; see Note 5 to our consolidated financial statements). Previously reported segment results of operations were restated to reflect these changes, which did not impact total consolidated results of operations. We continue to report certain administrative activities under corporate.

The consumer media segment is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio), and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio). The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe. It produces this content to gain readership and ultimately to earn revenue from advertisers and those readers. The consumer media segment is largely dependent on the operating performance of The Wall Street Journal, which, in turn, is dependent to a significant extent on the B2B and B2C advertising attracted by the distinctive demographic profile of The Wall Street Journal audience. We manage consumer media as one segment as their products largely comprise the global Wall Street Journal brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated. In May 2007, we acquired eFN for approximately $63 million, including a working capital adjustment, which has added digital and other non-print businesses to help diversify our reliance on traditional print revenue and is being integrated into our European consumer media operations.

Enterprise media is managed as one segment as it is comprised of product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe. Its product offerings rely on advanced delivery technology to meet customers’ needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products. It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings. Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Factiva, Dow Jones Indexes, Dow Jones Financial Information Services, Dow Jones Reprints/Permissions and Dow Jones Client Solutions.

In December 2006, we acquired the remaining 50% interest of Factiva that we did not already own from Reuters. This acquisition increased the revenue of our enterprise media segment by approximately 75% and substantially expanded its global reach. We integrated Factiva with the complementary offerings within the enterprise media segment.

In January 2007, we announced a new organizational structure within the enterprise media segment in connection with the Factiva acquisition. The enterprise media segment now includes two business units: (i) Dow

Jones Content Technology Solutions which includes newswires, licensing and Factiva products and (ii) Dow Jones Indexes and other, which includes Dow Jones Financial Information Services, which was previously reported on a combined basis with newswires. Previously reported supplemental segment results of operations were restated to reflect this new organizational structure and did not impact total consolidated results of operations.

Through our local media segment, which is considered discontinued operations (see Note 5 to our consolidated financial statements), we provide news and information of general interest to local communities throughout the United States through Ottaway Newspapers. In November 2007, we announced that we would explore strategic alternatives for Ottaway Newspapers. The strategic options include, but are not limited to, the possible sale of some or all of Ottaway Newspapers’ publications and related properties. We have not yet entered into any agreement with respect to any transaction involving Ottaway Newspapers.

In 2007, after removal of the local media segment which is considered to be discontinued operations, approximately 62% and 38% of our revenues were derived from the consumer media segment and enterprise media segment, respectively.

In recent years, the newspaper industry has experienced difficulty increasing advertising volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper. We believe that competition from new media formats and sources and shifting consumer preferences will continue to pose challenges within the newspaper industry. We address this competition by taking initiatives (including color advertising and the launch of the Weekend Edition) to attract more consumer advertising and other diversified advertising.

The Merger

As a result of the completion of the Merger on December 13, 2007, we are required to separately present our results of operations for (i) the periods on and prior to December 13, 2007 (the “Predecessor Periods”) and (ii) the period beginning on December 14, 2007 (the “Successor Period”). We have presented these separate periods and have also presented the combined results for the period from January 1, 2007 to December 31, 2007; however, unless otherwise indicated, discussion of 2007 results is on a combined basis. The presentation and discussion of combined results for the period from January 1, 2007 to December 31, 2007 does not comply with U.S. generally accepted accounting principles (“GAAP”) or with the rules for pro forma presentation. However, we feel that it provides the most meaningful comparison of our results. Equity for the Predecessor Periods was in the form of Dow Jones common stock and Dow Jones Class B common stock, while equity for the Successor Period is in the form of Class A Common Units and Class B Common Units. For convenience purposes, we use the terms “units” and “shares” interchangeably throughout this Annual Report.

Results of Operations

Consolidated Results of Operations—2007 compared to 2006:

(in thousands, except per share amounts)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)	Increase/(Decrease)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	Amount	Percent
Revenues:
Advertising	$748,720	$31,991	$780,711	$765,578	$15,133	2.0%
Information services	664,144	30,009	694,153	397,084	297,069	74.8
Circulation and other	376,777	15,226	392,003	368,997	23,006	6.2

Total revenues	1,789,641	77,226	1,866,867	1,531,659	335,208	21.9

Operating expenses	1,698,451	74,340	1,772,791	1,474,963	297,828	20.2

Operating income	91,190	2,886	94,076	56,696	37,380	65.9

Other (expense) income	(18,668)	(93)	(18,761)	31,254	(50,015)	(160.0)
Income taxes	42,533	1,031	43,564	(11,273)	54,837	—
Equity in earnings of associated companies, net of tax	8,951	423	9,374	25,068	(15,694)	(62.6)

Income from continuing operations	38,940	2,185	41,125	124,291	(83,166)	(66.9)
Income from discontinued operations, net of tax	23,063	928	23,991	262,273	(238,282)	(90.9)

Net income	$62,003	$3,113	$65,116	$386,564	$(321,448)	(83.2)

Earnings per diluted share:
Continuing operations	$.45	$.02		$1.48
Discontinued operations	.27	.01		3.13

Earnings per diluted share (*)	$.72	$.03		$4.62

(*)

The sum of individual amounts may not equal total due to rounding. Combined earnings per share for 2007 not presented as it is not meaningful due to the change in capital structure, and therefore shares outstanding, for the Predecessor and Successor Periods.

Revenues

Revenues in 2007 increased from 2006 by $335.2 million, or 21.9%, to $1.87 billion, which was primarily driven by our acquisitions of Factiva and eFN and organic growth at other parts of our business, which more than offset the advertising declines at The Wall Street Journal. The acquisitions of Factiva and eFN contributed over 80% of the revenue increase of 21.9%. Advertising revenue in 2007 increased from 2006 by $15.1 million, or 2.0%, as increases at Barron’s and our digital and international publications exceeded the declines at The Wall Street Journal. Information services revenue increased $297.1 million, or 75%, reflecting incremental revenue from Factiva and continued organic growth in Dow Jones Indexes and Dow Jones Newswires revenues. Circulation and other revenue in 2007 increased from 2006 by $23 million, or 6.2%, on increased circulation revenue across our digital and print publications worldwide.

Operating Expenses

Operating expenses in 2007 increased from 2006 by $297.8 million, or 20.2%, to $1.77 billion. The acquisitions of Factiva and eFN drove nearly 90% of the increase with the balance coming from incremental costs related to the Merger, partially offset by lower newsprint, delivery and restructuring costs (see Note 6 to our consolidated financial statements), as well as other savings from cost containment initiatives. Newsprint costs in 2007 decreased from 2006 by 29%, reflecting a decline of 21% in newsprint consumption as a result of the reduced web width from The Wall Street Journal redesign and a 10.2% decrease in newsprint prices. The number of full-time employees at December 31, 2007 was 7,300 as compared to 7,400 at December 31, 2006, a decrease of 100, which primarily reflected the impact of restructuring initiatives.

Operating Income

Operating income in 2007 was $94.1 million (5.0% of revenues), up $37.4 million, or 66%, from 2006 operating income of $56.7 million (3.7% of revenues), as higher profits from our consumer and enterprise media segments were partially offset by higher costs related to the Merger.

Other (Expense) Income

(in thousands)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	Increase/ (Decrease)
Investment income	$1,366	$38	$1,404	$1,096	$308
Interest expense (1)	(20,544)	(432)	(20,976)	(30,516)	9,540
Contract guarantee (2)	—	—	—	62,649	(62,649)
Other, net (3)	510	301	811	(1,975)	2,786

Total	$(18,668)	$(93)	$(18,761)	$31,254	$(50,015)

(1)	Proceeds of stock option exercises during 2007 and sale proceeds from dispositions in the fourth quarter of 2006 were used to pay down debt in 2007, resulting in lower interest expense.
(2)

In March 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor Fitzgerald Securities (“Cantor”) and Market Data Corporation (“MDC”). Pursuant to the settlement agreement, we paid an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we previously accrued. Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million, representing the difference between the reserve and the settlement amount. For tax purposes, the settlement payment was treated as a capital loss.

(3)	Other, net included a foreign exchange gain of $0.5 million in 2007, compared with a loss of $1.1 million in 2006.

Income Taxes

The effective tax rates for the Successor Period, the 2007 Predecessor Period and 2006 were 36.9%, 58.6% and (12.8)%, respectively. The effective tax rate for the 2007 Predecessor Period reflected (i) direct transaction costs of approximately $64.7 million ($54.1 million after taxes) and (ii) a tax benefit of $2.1 million as a result of the expiration of statute of limitations related to certain previously reserved state tax matters. The 2006 effective tax rate reflected: (i) a capital loss of $62.6 million related to a contract guarantee payment (see Note 9 to our consolidated financial statements); (ii) a tax benefit of $13.9 million as a result of a favorable resolution of certain federal and state tax matters primarily related to an October 2006 agreement reached pursuant to a tax treaty between the United States and the United Kingdom which eliminated the uncertainty of deducting certain foreign losses for U.S. tax purposes; and (iii) a tax benefit of $7.2 million and related interest income of $0.4 million primarily related to the expiration of certain state statutes of limitations.

Equity in Earnings of Associated Companies, Net of Tax

(in thousands)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	Increase/ (Decrease)
Equity in earnings of associated companies (1)	$8,951	$423	$9,374	$10,735	$(1,361)
Gain on sale of equity investment (2)	—	—	—	14,333	(14,333)

Net equity in losses of associated companies, net of tax	$8,951	$423	$9,374	$25,068	$(15,694)

(1)

Our share of equity in earnings of associated companies decreased primarily due to the consolidation of earnings from Factiva, partially offset by strong results in 2007 from STOXX. Prior to December 15, 2006 (Factiva’s acquisition date), our 50% share of earnings from Factiva was recorded as part of equity in earnings of associated companies. Subsequent to December 15, 2006, Factiva’s revenues, expenses and profits are included as part of consolidated revenues, expenses and profits.

(2)

In December 2006, we disposed of our 23% interest in Economia to Handelsblatt for approximately $20 million. We recorded a gain from the sale of $14.3 million. The transaction was largely tax free as the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards offset the tax on capital gains on the sale.

Discontinued Operations

Results of operations for the local media segment, which is reflected as discontinued operations, were as follows:

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006
Revenues	$9,294	$227,904	$340,533
Operating income (1)	$1,557	$37,328	$68,172
Income before income taxes	$1,548	$37,831	$287,920
Income taxes (2)	$620	$14,768	$25,647
Net income (2)	$928	$23,063	$262,273

Depreciation and amortization	$—	$11,510	$13,453

(1)

In the fourth quarter of 2006, we recorded a restructuring charge related to various initiatives across our business, of which $1.7 million ($1.0 million, net of taxes) related to the local media segment. Approximately 10 full-time employees were affected. During the second quarter of 2006, we recorded a gain of $3.1 million ($1.9 million, net of taxes) on the sale of certain fixed assets which was partially offset by a restructuring charge of $0.6 million ($0.4 million, net of taxes). The restructuring resulted in the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors. At the local media segment, approximately 40 full-time employees were affected. During the first quarter of 2006, we recorded a charge related to the reorganization of our business, of which $1.1 million ($0.7 million, net of taxes) related to the local media segment. The charge included employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization. In total, approximately five full-time employees were affected.

(2)

Net income in 2006 included $221.5 million representing the gain on sale of six local media newspaper businesses and the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards that were previously reserved. Based on our entering a definitive agreement to sell the six local media newspapers and the expectation the transaction would close in 2006, we concluded that it was more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously subject to a valuation allowance. Accordingly, during the third quarter of 2006, we reversed $89.4 million ($1.07 per diluted share) of the previously recorded valuation allowance to recognize the expected tax benefit. This tax benefit was included in net income from discontinued operations as the sales closed during 2006.

Net Income

Net income in the period from January 1, 2007 to December 13, 2007 (the “2007 Predecessor Period”) was $62.0 million, or $.72 per diluted share, and net income in for the Successor Period was $3.1 million, or $.03 per diluted share. Net income in 2006 was $386.6 million, or $4.62 per share. All “per share” amounts included herein are based on reported net income and diluted weighted-average shares outstanding.

Consolidated Results of Operations—2006 compared to 2005:

(in thousands, expect per share amounts)

	(Predecessor)	(Predecessor)	Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
Advertising	$765,578	$699,491	$66,087	9.4%
Information services	397,084	372,098	24,986	6.7
Circulation and other	368,997	351,407	17,590	5.0

Total revenues	1,531,659	1,422,996	108,663	7.6

Operating expenses	1,474,963	1,381,437	93,526	6.8

Operating income	56,696	41,559	15,137	36.4

Other income (expense)	31,254	(5,182)	36,436	—
Income taxes	(11,273)	6,912	(18,185)	—
Equity in earnings (losses) of associated companies, net of tax	25,068	(18,960)	44,028	—

Income from continuing operations	124,291	10,505	113,786	—
Income from discontinued operations, net of tax	262,273	49,890	212,383	—

Net income	$386,564	$60,395	$326,169	—

Earnings per diluted share:
Continuing operations	$1.48	$.13	$1.40	—
Discontinued operations	3.13	.60	2.48	—

Earnings per diluted share	$4.62	$.73	$3.89	—

Revenues

Revenues in 2006 increased from 2005 by $108.7 million, or 7.6%, to $1.53 billion, primarily reflecting strong net organic growth in all business segments coupled with results from the acquisition of Factiva.

Advertising revenue in 2006 increased from 2005 by $66.1 million, or 9.4%, primarily on strong growth from our print and online publications. Information services revenue in 2006 increased from 2005 by $25 million, or 6.7%, reflecting incremental revenue from Factiva, as well as organic growth at Dow Jones Newswires and Dow Jones Indexes. Circulation and other revenue in 2006 increased $17.6 million, or 5%, on higher circulation revenue from our online and print publications and higher reprints revenue compared to 2005.

Operating Expenses

Operating expenses in 2006 increased from 2005 by $93.5 million, or 6.8%, to $1.47 billion, primarily reflecting incremental costs for the Weekend Edition of The Wall Street Journal (launched in September 2005), additional expenses related to our restructuring initiatives (see Note 6 to our consolidated financial statements) represented about 30% of the increase and higher compensation costs. These increases were partially offset by lower professional fees and depreciation expenses. Depreciation and amortization expenses in 2006 were down from 2005 by 9.6% to $86.5 million, primarily due to lower capital expenditures in prior years. Newsprint costs in 2006 increased from 2005 by 13.2%, driven by a 9.4% increase in newsprint prices and a 3.4% increase in consumption. The increase in newsprint consumption in 2006 reflected a full year of Weekend Edition, partially offset by several initiatives to reduce usage, including moving to a six page section minimum and reducing the amount of statistics that appear in The Wall Street Journal. The number of full-time employees at December 31, 2006 was approximately 7,400 as compared to 6,900 at December 31, 2005. Excluding acquisitions, headcount was down 3.8% compared to 2005 as a result of our restructuring initiatives.

Operating Income

Operating income in 2006 was $56.7 million (3.7% of revenues), up $15.1 million, or 36.4%, from 2005 operating income of $41.6 million (2.9% of revenues), as higher profits from our consumer and enterprise media segments were partially offset by the planned dilution related to the launch of the Weekend Edition and higher restructuring charges.

Other Income (Expense)

(in thousands)

	(Predecessor)	(Predecessor)	Increase/ (Decrease)
	2006	2005
Investment income	$1,096	$2,120	$(1,024)
Interest expense (1)	(30,516)	(19,297)	(11,219)
Contract Guarantee, net	62,649	(4,090)	66,739
Other, net (2)	(1,975)	16,085	(18,060)

Total	$31,254	$(5,182)	$36,436

(1)	Interest expense increased as a result of higher debt levels from financing the contract guarantee settlement payment, as well as increased commercial paper borrowing rates.
(2)

During the second quarter of 2005, we completed an exchange of cross shareholdings with the von Holtzbrinck Group. In exchange for our 10% interest in Handelsblatt, we received (i) the remaining 10% minority interest in The Wall Street Journal Europe that we did not already own; (ii) an additional 11.5% interest in Economia, a publishing company with newspapers in the Czech Republic and Slovakia, which increased our interest to 23%; and (iii) $6 million in cash. We recorded a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of our interest in Handelsblatt. In addition, a foreign exchange loss of $1.1 million was incurred in 2006 compared with a foreign exchange gain of $2 million in 2005.

Income Taxes

The effective tax rates for 2006 and 2005 were (12.8)% and 19.0%, respectively. The 2006 effective tax rate reflected: (i) a capital loss of $62.6 million related to a contract guarantee payment (see Note 9 to our consolidated financial statements); (ii) a tax benefit of $13.9 million as a result of favorable resolutions of certain federal and state tax matters, primarily related to an October 2006 agreement reached pursuant to a tax treaty between the United States and the United Kingdom which eliminated the uncertainty of deducting certain foreign losses for U.S. tax purposes; and (iii) a tax benefit of $7.2 million and related interest income of $0.4 million primarily related to the expiration of certain state statutes of limitations. The 2005 effective tax rate reflected: (i) a gain of $13.2 million ($8.3 million, net of taxes) in connection with the disposal of our interest in Handelsblatt; (ii) a federal tax refund, including interest, related to the settlement of claims from previously filed federal tax returns which resulted in an increase in net income of $8.9 million; (iii) an adjustment of $1.1 million to our tax accounts as a result of other tax matters; and (iv) an accretion expense of $4.1 million related to the contract guarantee matter noted above.

Equity in Earnings (Losses) of Associated Companies, Net of Tax

(in thousands)

	(Predecessor)	(Predecessor)	Increase/ (Decrease)
	2006	2005
Equity in earnings of associated companies (1)	$10,735	$8,414	$2,321
Gain on sale of equity investments (2)	14,333	9,366	4,967
Write-down of equity investments (3)	—	(36,740)	36,740

Net equity in earnings (losses) of associated companies, net of tax	$25,068	$(18,960)	$44,028

(1)

Our share of equity in earnings of associated companies increased in 2006 primarily due to the divestiture of our CNBC International investments and improved results at SmartMoney, partially offset by lower earnings from Factiva and Vedomosti. In addition, during 2005, Factiva, in which we then had 50% equity investment, recorded a restructuring charge of $4.3 million, primarily reflecting employee severance and termination of an operating lease; our share of this restructuring charge was $2.1 million ($1.3 million, net of taxes).

(2)

In December 2006, we disposed of our 23% interest in Economia to Handelsblatt for approximately $20 million. We recorded a gain from the sale of $14.3 million. The transaction was largely tax free as the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards offset the tax on capital gains on the sale. In April 2005, we disposed of our 39.9% minority interest in F.F. Soucy Inc., a Canadian newsprint mill, and recorded an after-tax gain of $9.4 million.

(3)

In December 2005, we disposed of our 50% interests in both CNBC Europe and CNBC Asia (collectively “CNBC International”), as well as our 25% interest in CNBC World, to NBC Universal for nominal consideration. In connection with a binding agreement reached with NBC Universal, we determined that an other-than-temporary decline in the value of our investments in CNBC International and CNBC World had occurred and, as a result, we recorded a charge of $36.7 million, largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which we received no future economic benefit.

Discontinued Operations

Results of operations for the local media segment, which is reflected as discontinued operations, were as follows:

(in thousands)

	(Predecessor)	(Predecessor)
	2006	2005
Revenues	$340,533	$346,694
Operating income (1)	$68,172	$79,749
Income before income taxes	$287,920	$79,382
Income taxes (2)	$25,647	$29,492
Net income (2)	$262,273	$49,890

Depreciation and amortization	$13,453	$12,576

(1)

In the fourth quarter of 2006, we recorded a restructuring charge related to various initiatives across our business, of which $1.7 million ($1.0 million, net of taxes) related to the local media segment. Approximately 10 full-time employees were affected. During the second quarter of 2006, we recorded a gain of $3.1 million ($1.9 million, net of taxes) on the sale of certain fixed assets which was partially offset by a restructuring charge of $0.6 million ($0.4 million, net of taxes). The restructuring resulted in the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors. At the local media segment, approximately 40 full-time employees were affected. During the first quarter of 2006, we recorded a charge related to the reorganization of our business, of which $1.1 million ($0.7 million, net of taxes) related to the local media segment. The charge included employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization. In total, approximately five full-time employees were affected.

(2)

Net income in 2006 included $221.5 million, representing the gain on sale of six local media newspaper businesses and the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards that were previously reserved. Based on our entering a definitive agreement to sell the six local media newspapers and the expectation the transaction would close in 2006, we concluded that it was more likely than not that we would utilize a portion of our capital loss carryforwards, which were previously subject to a valuation allowance. Accordingly, during the third quarter of 2006, we reversed $89.4 million ($1.07 per diluted share) of the previously recorded valuation allowance to recognize the expected tax benefit. This tax benefit was included in net income from discontinued operations as the sales closed during 2006.

Net Income

Net income in 2006 was $386.6 million, or $4.62 per diluted share, compared with net income in 2005 of $60.4 million, or $.73 per diluted share.

Segment Data

Financial Data by Business Segment

(in thousands)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	2005
Revenues:
Consumer media	$1,112,163	$47,121	$1,159,284	$1,123,476	$1,042,656
Enterprise media	684,452	30,391	714,843	408,616	380,340
Segment eliminations (1)	(6,974)	(286)	(7,260)	(433)	—

Consolidated revenues	$1,789,641	$77,226	$1,866,867	$1,531,659	$1,422,996

Operating Income (Loss):
Consumer media	$77,869	$(574)	$77,295	$33,987	$(2,557)
Enterprise media	152,631	6,008	158,639	102,875	91,502

Segment operating income	230,500	5,434	235,934	136,862	88,945

Corporate (2)	(129,831)	(2,548)	(132,379)	(37,420)	(36,019)
Restructuring and other items, net	(9,479)	—	(9,479)	(42,746)	(11,367)

Consolidated operating income	$91,190	$2,886	$94,076	$56,696	$41,559

(1)	Represents the elimination of post-acquisition content fees earned by the consumer media segment from sales to Factiva.
(2)

The increase in corporate expense in 2007 relative to prior years primarily reflected direct transaction costs of approximately $64.7 million ($54.1 million after taxes) during 2007 related to the Merger. A portion of those costs are not expected to be deductible for tax purposes. The increase is also a result of significantly higher stock-based compensation costs of approximately $22.7 million. On May 1, 2007, News Corporation submitted a proposal to acquire the common stock of Dow Jones for $60 per share. Following that announcement, the trading price of Dow Jones common stock rose significantly. Prior to the closing of the Merger, a portion of our stock-based compensation was payable in cash based on the underlying value of the Dow Jones common stock and, accordingly, increased in value, which resulted in incremental costs for our long-term incentive plans during 2007.

Consumer Media—2007 compared to 2006:

(in thousands)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)	Increase/(Decrease)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	Amount	Percent
Revenues:
U.S. media:
Advertising	$688,521	$28,763	$717,284	$714,697	$2,587	0.4%
Circulation and other	325,170	13,321	338,491	331,656	6,835	2.1

Total U.S. media	1,013,691	42,084	1,055,775	1,046,353	9,422	0.9

International media:
Advertising	55,926	3,001	58,927	47,691	11,236	23.6
Circulation and other	42,546	2,036	44,582	29,432	15,150	51.5

Total international media	98,472	5,037	103,509	77,123	26,386	34.2

Total Consumer Media:
Advertising	744,447	31,764	776,211	762,388	13,823	1.8
Circulation and other	367,716	15,357	383,073	361,088	21,985	6.1

Total revenue	1,112,163	47,121	1,159,284	1,123,476	35,808	3.2

Operating expenses	1,034,294	47,695	1,081,989	1,089,489	(7,500)	(0.7)

Operating income (loss)	$77,869	$(574)	$77,295	$33,987	$43,308	127.4

Operating margin	7.0%	(1.2)%	6.7%	3.0%

Revenues

For 2007, revenues from the consumer media segment increased $35.8 million, or 3.2%, from 2006 as revenues from eFN and continued strong increases in circulation revenue worldwide more than offset softness in advertising revenue at The Wall Street Journal. Approximately half of the revenue increase was contributed by eFN.

U.S. Media:

Advertising revenue

For 2007, U.S. advertising revenue increased $2.6 million, or 0.4%, from 2006 on higher advertising revenue at Barron’s (up 16.9%) and The Wall Street Journal Digital Network (up 13.7%), partially offset by decreases in advertising revenue at The Wall Street Journal (down 2.3%). Higher advertising yield, driven by premium color positions, reduced the impact of a 7.6% decline in advertising volume. Color premium revenue from The Wall Street Journal increased in 2007 from 2006 by 6.9% despite a 7.3% drop in color advertising volume.

Advertising Volume Statistics:

	(Combined)		(Predecessor)
	2007		2006
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	40	(1.3)%	38	4.8%
Technology (2)	10	(38.9)	15	(3.0)
Financial (3)	21	1.4	19	11.3
Classified (4)	29	(5.0)	28	10.0

Total The Wall Street Journal	100	(7.6)	100	6.0

Barron’s	—	12.2	—	0.7

(1)	General advertising volume decreased in 2007 as declines in auto and general B2B advertising exceeded gains in travel and luxury advertising.
(2)	Technology advertising volume was lower in 2007 on declines in all categories except for PC advertising.
(3)	Financial advertising volume increased in 2007 on higher retail and brokerage advertising, partially offset by declines in insurance advertising.
(4)	Classified and other advertising is our lowest yielding advertising category.

Circulation and other revenue

Circulation and other revenue for U.S. media for 2007 increased from 2006 by $6.8 million, or 2.1%, to $338.5 million, primarily driven by both newsstand and subscription price increases for The Wall Street Journal. The decline in average circulation at The Wall Street Journal, as reflected below, was largely due to fewer bulk sale copies.

Key metrics were as follows:

(in thousands)

	(Combined)	(Predecessor)	Increase/ (Decrease)
	2007	2006
The Wall Street Journal average circulation	1,695	1,733	(2.2)%
Barron’s average circulation	309	309	—

WSJ.com paid subscriptions at period end (1)	1,017	863	17.8
Barrons.com paid subscriptions at period end	127	73	74.0

WSJ.com average monthly unique visitors (2)	9,392	7,200	30.4
WSJ.com average monthly page views	118,545	109,087	8.7

MarketWatch.com average unique visitors (2)	7,665	6,593	16.3
MarketWatch.com average monthly page views	249,029	197,858	25.9

The Wall Street Journal Digital Network average monthly unique visitors (2) (3)	16,522	13,725	20.4
The Wall Street Journal Digital Network average monthly page views	378,181	311,642	21.4

(1)

WSJ.com subscription figure includes subscribers who selected to pay for both the print and online products as part of a bundled offer and registered to use WSJ.com. The 2006 figure has been adjusted to conform to the 2007 presentation.

(2)	Average monthly unique visitors and page views are internal numbers.
(3)	The Wall Street Journal Digital Network includes WSJ.com and The Wall Street Journal’s vertical sites, MarketWatch.com and BigCharts.com, Barrons.com and AllThingsD.com.

International Media:

International media revenues for 2007 increased from 2006 by $26.4 million, or 34%, to $103.5 million, reflecting incremental revenues from eFN (representing over two-thirds of the increase), coupled with strong organic growth, principally in Asia. Advertising revenues in 2007 increased from 2006 by $11.2 million, or 24%, reflecting incremental advertising revenues from eFN and higher advertising volume in Asia. International print circulation and other revenues rose by $15.2 million in 2007 as compared to 2006, or 51%, also due primarily to incremental revenue from eFN.

Operating Expenses

For 2007, the consumer media segment’s operating expenses declined from 2006 by $7.5 million, or 0.7%, to $1.08 billion, largely due to declines in newsprint and print delivery expenses, partially offset by higher costs from eFN. Newsprint costs decreased from 2006 to 2007 by 29%, reflecting a decline of 21% in newsprint consumption as a result of the reduced web width from The Wall Street Journal redesign and a 10.2% decline in newsprint prices. The number of full-time employees in the consumer media segment increased 3.2% in 2007 as compared to 2006 due to the acquisition of eFN.

Operating Income

The consumer media segment’s 2007 operating income was $77.3 million (6.7% of consolidated revenues), compared to income of $34 million in 2006 (3.0% of consolidated revenues), reflecting strong gains at the print and online editions of The Wall Street Journal and Barron’s, along with improved results from the Weekend Edition.

Consumer Media—2006 compared to 2005:

(in thousands)

	(Predecessor)	(Predecessor)	Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
U.S. media:
Advertising	$714,697	$650,804	$63,893	9.8%
Circulation and other	331,656	316,221	15,435	4.9

Total U.S. media	1,046,353	967,025	79,328	8.2

International media:
Advertising	47,691	46,559	1,132	2.4
Circulation and other	29,432	29,072	360	1.2

Total international media	77,123	75,631	1,492	2.0

Total Consumer Media:
Advertising	762,388	697,363	65,025	9.3
Circulation and other	361,088	345,293	15,795	4.6

Total revenue	1,123,476	1,042,656	80,820	7.8

Operating expenses	1,089,489	1,045,213	44,276	4.2

Operating income (loss)	$33,987	$(2,557)	$36,544	—

Operating margin	3.0%	(0.2)%

Revenues

The consumer media segment’s revenues for 2006 increased $80.8 million, or 7.8%, as compared to 2005 driven by revenue growth at all print editions of The Wall Street Journal, Dow Jones Online and Barron’s.

U.S. Media:

Advertising revenue

U.S. advertising revenue increased in 2006 from 2005 by $63.9 million, or 9.8%, on higher revenue at The Wall Street Journal (up 8.8%), reflecting higher yield and volume and higher advertising revenue at The Wall Street Journal Digital Network (up 21%). Color advertising pages in The Wall Street Journal increased in 2006 from 2005 by 13%, and color premium revenue was up 23%.

Advertising Volume Statistics:

	(Predecessor)		(Predecessor)
	2006		2005
	% of Total	Increase/ (Decrease)	% of Total	Increase/ (Decrease)
General (1)	38	4.8%	38	1.4%
Technology (2)	15	(3.0)	17	(6.7)
Financial (3)	19	11.3	18	(13.7)
Classified (4)	28	10.0	27	12.4

Total The Wall Street Journal (5)	100	6.0	100	(0.7)

Barron’s	—	0.7	—	(12.5)

(1)	General advertising linage in 2006 increased on higher general B2B, consumer electronic and luxury advertising, partially offset by declines in auto advertising.
(2)	Technology advertising was lower in 2006 on declines in all categories, except communications and office products advertising.
(3)	Financial advertising increased in 2006 on higher tombstone, brokerage and insurance advertising which more than offset declines in retail banking advertising.
(4)	Classified and other advertising linage has historically been our lowest yielding advertising category.
(5)	General, technology and financial advertising for 2005 was reclassified to conform to the 2006 presentation.

Circulation and other revenue

Circulation and other revenue for U.S. media in 2006 increased $15.4 million, or 4.9%, as compared to 2005 driven by continued strong subscription growth at WSJ.com coupled with higher circulation revenues at The Wall Street Journal. Also contributing to the increase was Barrons.com which was created as a stand-alone paid site in January 2006 and grew to 73,000 subscribers at the end of 2006.

Key metrics were as follows:

(in thousands)

	(Predecessor)	(Predecessor)	Increase/ (Decrease)
	2006	2005
The Wall Street Journal average circulation	1,733	1,739	(0.3)%
Barron’s average circulation	309	298	3.7

WSJ.com paid subscriptions at period end	811	768	5.6
Barrons.com paid subscriptions at period end	73	—	—

WSJ.com average monthly unique visitors (1)	7,200	6,369	13.0
WSJ.com average monthly page views	109,087	96,808	12.7

MarketWatch.com average unique visitors (1)	6,593	5,526	19.3
MarketWatch.com average monthly page views	197,858	189,709	4.3

The Wall Street Journal Digital Network average monthly unique visitors (1) (2)	13,725	11,766	16.6
The Wall Street Journal Digital Network average monthly page views	311,642	286,517	8.8

(1)	Average monthly unique visitors and page views are internal numbers.
(2)	The Wall Street Journal Digital Network includes WSJ.com and The Wall Street Journal’s vertical sites, MarketWatch.com and BigCharts.com, Barrons.com and AllThingsD.com.

International Media:

International media revenues increased in 2006 from 2005 by $1.5 million, or 2%, to $77.1 million as higher revenue from The Wall Street Journal Asia was partially offset by lower revenues from the Far Eastern Economic Review and at The Wall Street Journal Europe. In October 2005, the Asian and European editions of The Wall Street Journal were re-launched in new compact formats with enhanced linkages between print and online editions. International print circulation and other revenues increased $0.4 million, or 1.2%, primarily from higher royalty revenue, partially offset by lower circulation revenue at the Far Eastern Economic Review and The Wall Street Journal Europe.

Operating Expenses

The consumer media segment’s operating expenses increased in 2006 by $44.3 million, or 4.2%, as compared to 2005 largely due to higher incremental costs from a full year of Weekend Edition and our redesign initiative of The Wall Street Journal as higher marketing, print delivery and incentive compensation expenses were offset in part by lower depreciation expense. Newsprint costs in 2006 increased from 2005 by 13.2%, reflecting a 9.4% and 3.4% increase in newsprint prices and consumption, respectively. The number of full-time employees in the consumer media segment in 2006 decreased 4.9% as compared to 2005.

Operating Income (Loss)

The consumer media segment’s 2006 operating income was $34 million (3% of revenues), compared to a loss of $2.6 million in 2005, reflecting improved results at our print publications and strong results at The Wall Street Journal Digital Network, partially offset by losses related to Weekend Edition.

Enterprise Media—2007 compared to 2006:

(in thousands)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)	Increase/(Decrease)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions:
North America	$344,942	$15,249	$360,191	$222,440	$137,751	61.9%
International	208,716	9,555	218,271	69,896	148,375	212.3

Total Content Technology Solutions (1)	553,658	24,804	578,462	292,336	286,126	97.9

Dow Jones Indexes and other (2)	130,794	5,587	136,381	116,280	20,101	17.3

Total revenue	684,452	30,391	714,843	408,616	306,227	74.9

Operating expenses	531,821	24,383	556,204	305,741	250,463	81.9

Operating income	$152,631	$6,008	$158,639	$102,875	$55,764	54.2

Operating margin	22.3%	19.8%	22.2%	25.2%

(1)	Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Client Solutions.
(2)	Includes Dow Jones Indexes, Dow Jones Financial Information Services and Dow Jones Reprints/Permissions.

Revenues

The enterprise media segment’s revenues in 2007 increased from 2006 by $306.2 million, or 75%, to $714.8 million driven by the acquisition of Factiva, coupled with continued organic revenue growth in indexes and newswires revenues, partially offset by declines in licensing revenues. Factiva contributed over 90% of this revenue increase.

Dow Jones Content Technology Solutions

Dow Jones Content Technology Solutions revenue nearly doubled in 2007 from 2006 as it rose $286.1 million to $578.5 million, reflecting the acquisition of Factiva. Newswires revenues increased modestly but were offset by lower licensing revenues.

Dow Jones Indexes and other

For 2007, Dow Jones Indexes and other revenues, which include the Dow Jones Indexes, Dow Jones Reprints/Permissions and Dow Jones Financial Information Services, increased $20.1 million, or 17.3%, as compared to 2006 to $136.4 million. The increase was driven primarily by indexes-related revenue growth from continued increases in assets under management and fees, as well as continued growth in commodity and derivative-related financial products. Dow Jones Financial Information Services also achieved solid volume-driven gains in newsletters and database subscription revenues in 2007.

Operating Expenses

The enterprise media segment’s expenses in 2007 were up from 2006 by $250.5 million, or 82%, to $556.2 million. Inclusion of a full year of Factiva expenses drove the increase as expenses in the other enterprise media businesses were down modestly from 2006. The number of full-time employees in the enterprise media segment was down 2.1% compared to 2006.

Operating Income

The enterprise media segment’s operating income was $158.6 million (22.2% of revenues) in 2007, an improvement of $55.8 million, or 54.2%, from 2006 operating income of $102.9 million (25.2% of revenues).

Enterprise Media—2006 compared to 2005:

(in thousands)

	(Predecessor)	(Predecessor)	Increase/(Decrease)
	2006	2005	Amount	Percent
Revenues:
Dow Jones Content Technology Solutions:
North America	$222,440	$213,235	$9,205	4.3%
International	69,896	61,062	8,834	14.5

Total Content Technology Solutions revenues (1)	292,336	274,297	18,039	6.6

Dow Jones Indexes and other (2)	116,280	106,043	10,237	9.7

Total revenue	408,616	380,340	28,276	7.4

Operating expenses	305,741	288,838	16,903	5.9

Operating income	$102,875	$91,502	$11,373	12.4

Operating margin	25.2%	24.1%

(1)	Dow Jones Content Technology Solutions includes the complementary offerings of Dow Jones Newswires, Factiva and Dow Jones Client Solutions.
(2)	Includes Dow Jones Indexes, Dow Jones Financial Information Services and Dow Jones Reprints/Permissions.

Revenues

For 2006, the enterprise media segment’s revenues increased $28.3 million, or 7.4%, as compared to 2005 to $408.6 million, driven by the acquisition of Factiva (representing over one-third of the increase) and organic revenue growth from Dow Jones Newswires and Dow Jones Indexes, partially offset by lower licensing revenues.

Dow Jones Content Technology Solutions

Dow Jones Content Technology Solutions revenue increased in 2006 by $18 million, or 6.6%, as compared to 2005 to $292.3 million despite licensing revenue declines at Dow Jones Client Solutions. Revenues increased in North America and internationally by $9.2 million and $8.8 million, respectively.

Dow Jones Indexes and other

Dow Jones Indexes and other revenues increased in 2006 by $10.2 million, or 9.7%, as compared to 2005 to $116.3 million on growth in assets under management and continued strength in commodity-related financial products, partially offset by lower revenue from derivative-based products. The decrease in the derivative-based products reflects the discontinuance of a portion of a contract from a large client due to their loss of exclusive access to our DIAMONDS ETF option resulting from an adverse intellectual property ruling and a reduction of assets underlying our DIAMONDS ETF.

Operating Expenses

The enterprise media segment’s expenses were up $16.9 million in 2006, or 5.9%, as compared to 2005 to $305.7 million, largely due to incremental expenses from the acquisition of Factiva (representing four percentage points) and higher compensation costs, partially offset by lower royalty and depreciation expenses. The number of full-time employees in the enterprise media segment at December 31, 2006 was up 42% from December 31, 2005 due to the acquisition of Factiva.

Operating Income

The enterprise media segment’s operating income in 2006 was $102.9 million (25.2% of revenues), an improvement of $11.4 million, or 12.4%, from 2005 operating income of $91.5 million (24.1% of revenues), primarily driven by increased profits at Dow Jones Newswires and Dow Jones Indexes.

Liquidity and Capital Resources

Overview

The primary source of our liquidity is cash flow from operating activities. The key component of operating cash inflow is cash receipts from advertising customers and subscribers to our print and online publications and electronic information services. Operating cash outflows include payments to vendors for raw materials, content, services and supplies, payments to employees, and payments of interest and income taxes. Certain employee compensation, such as bonuses and payments to our defined contribution pension plan, are paid annually in the first quarter of the year.

Our liquidity requirements may be funded, if necessary, through borrowings from News Corporation. Debt outstanding at December 31, 2007 and 2006 was $246.8 million and $447.1 million, respectively. Debt at December 31, 2007 consisted of three-year bonds totaling $225 million that matured on February 15, 2008 and loan notes of $21.9 million issued in connection with the acquisition of eFN.

During 2007, in connection with the Merger (see also Note 2 of our consolidated financial statements), proceeds of over $5 billion were received from the issuance of Class A Common Units and were immediately paid to Dow Jones stockholders in connection with the Merger. In addition, commercial paper borrowings were retired, and the related credit agreements terminated, with approximately $211.6 million of net borrowings from News Corporation.

Future Liquidity and Capital Resources Requirements

In 2008, we expect our beginning cash balance and cash provided by operations to be sufficient to meet our recurring operating commitments and fund capital expenditures. Since our fixed rate bonds matured on February 15, 2008 and no commercial paper is held, credit ratings as of December 31, 2007 are not considered meaningful.

Cash Flow Summary

During the 2007 Predecessor Period, we used the cash generated from operations and the proceeds from employee stock option exercises to fund the eFN acquisition, capital expenditures, pay dividends and transaction costs and reduce our debt levels. Approximately 2.7 million share of Dow Jones common stock were issued during the 2007 Predecessor Period primarily as a result of Dow Jones employee stock option exercises resulting in net proceeds of approximately $142 million.

During the Successor Period, we used the $5 billion of proceeds from the issuance of Class A Common Units to fund the Merger and the net borrowings of $211.6 million from News Corporation to retire commercial paper and pay transaction costs.

(in millions)

	(Predecessor)	(Successor)	(Combined)	(Predecessor)	(Predecessor)
	Period From January 1, 2007 to December 13, 2007	Period From December 14, 2007 to December 31, 2007	2007	2006	2005
Net cash provided by (used in) operating activities (1)	$189.7	$(26.9)	$162.8	$47.0	$197.5
Net cash (used in) provided by investing activities	(122.4)	(5,042.4)	(5,164.8)	50.7	(472.5)
Net cash (used in) provided by financing activities	(35.6)	5,106.3	5,070.7	(94.9)	268.0
Effect of currency exchange rate changes on cash	0.3	—	0.3	(0.2)	0.3

Increase (decrease) in cash and cash equivalents (2)	31.9	37.0	68.9	2.6	(6.6)
Less: cash acquired	—	—	(45.1)	—	—
Cash and cash equivalents at beginning of period	13.2	—	13.2	10.6	17.2

Cash and cash equivalents at end of period	$45.1	$37.0	$37.0	$13.2	$10.6

(1)	Includes a $202 million settlement payment of a contract guarantee to Cantor and MDC in 2006.
(2)	The sum of the individual amounts may not equal calculated amount due to rounding.

In our consolidated statement of cash flows, the local media segment was presented as discontinued operations and the cash flows related to this segment were separately identified within each of the categories, as applicable. We do not expect the absence of cash flows from discontinued operations to materially affect our future liquidity and capital resources. Cash flow from discontinued operations, which is included in the summary above, was as follows:

(in millions)

	(Combined)	(Predecessor)	(Predecessor)
	2007	2006	2005
Net cash provided by operating activities of discontinued operations	$46.7	$50.3	$71.3
Net cash (used in) provided by investing activities of discontinued operations	$(12.2)	$260.4	$(22.9)

Operating Activities

Cash provided by operating activities for 2007 was $162.8 million, compared with cash provided by operating activities of $47 million in 2006. The increase was primarily attributable to the $202 million contract guarantee settlement payment made in 2006, partially offset by $46.6 million of transaction costs paid in 2007 related to the Merger and decreased cash as a result of changes in working capital.

Net cash provided by operating activities for 2006 was $47 million, which was down $150.5 million, or 76%, from net cash provided by operations in 2005. The decline reflected the $202 million contract guarantee settlement payment, as well as higher interest costs, partially offset by increased cash as a result of changes in working capital and higher operating income.

Investing Activities

(in millions)

	(Combined)	(Predecessor)	(Predecessor)
	2007	2006	2005
Capital expenditures	$(101.4)	$(93.3)	$(65.3)
Divestitures (1)	(2.1)	300.9	48.7
Acquisitions (2)	(5,061.5)	(157.2)	(438.6)
Other, principally cash payments from / (funding to) equity investments	0.2	0.3	(17.3)

Net cash (used in) provided by investing activities	$(5,164.8)	$50.7	$(472.5)

(1)	Largely comprised of the proceeds from the sale of the six local media newspaper businesses and the Economia investment in 2006 and proceeds from the sale of our F.F. Soucy Inc. investment in 2005.
(2)	Largely consisted of payments (net of cash received) to acquire Dow Jones and eFN in 2007, Factiva in 2006 and MarketWatch in 2005.

Financing Activities

(in millions)

	(Combined)	(Predecessor)	(Predecessor)
	2007	2006	2005
Proceeds from issuance of Class A Common Units	$5,025.5	$—	$—
Net borrowings from News Corporation	211.6	—	—
Cash dividends	(85.1)	(83.2)	(82.7)
Net change in short-term borrowings (*)	(222.1)	(25.3)	101.6
Book overdraft	0.4	—	—
Proceeds from issuance of long-term bonds	—	—	224.9
Proceeds from sales under stock compensation plans	141.5	13.6	23.5
Other, net	(1.1)	—	0.7

Net cash provided by (used in) financing activities	$5,070.7	$(94.9)	$268.0

(*)	We retired our commercial paper borrowings upon their respective maturities in connection with the Merger.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007:

(in millions)

	Payments due by period
	2008	2009- 2011	2012- 2014	2015 and thereafter	Total(4)
Borrowings (1)	$246.9	$—	$—	$—	$246.9
Interest on borrowings	5.8	—	—	—	5.8
Lease commitments (2)	61.0	122.5	57.2	55.7	296.4
Purchase commitments and other (3)	124.6	200.9	97.2	12.8	435.5

Total(4)	$438.3	$323.4	$154.4	$68.5	$984.6

(1)

Borrowings consisted of $225 million in three-year bonds bearing a fixed interest rate of 3.875%, payable semiannually, which matured in February 2008 and loan notes of $21.9 million issued in connection with the acquisition of eFN which are subject to certain early redemption provisions. See Notes 8 and 19 to our consolidated financial statements.

(2)

Minimum rental commitments under noncancellable leases comprise the majority of the lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(3)

Purchase commitments and other primarily represent obligations to purchase newsprint, content and capital expenditures. The newsprint purchases reflect long-term commitments to purchase certain minimum amounts of tonnage over time. We have discretion as to the timing of such newsprint purchases and the amounts presented are estimated based on 2008 newsprint prices. We expect to fund these commitments with existing cash and cash flows from operations.

(4)	Of the total outstanding contractual obligations, approximately $273 million is recorded on the balance sheet as of December 31, 2007.

The above table excludes our pension and postretirement benefit plans, deferred taxes, related party obligations with News Corporation, as well as long-term incentive plan accruals as the future cash outflows are uncertain, as of December 31, 2007. Additional information regarding our financial commitments at December 31, 2007 is provided in the Notes to our consolidated financial statements; see Note 8—Debt, Note 10—Commitments and Contingencies and Note 11—Pension and Other Postretirement Plans.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The accounting estimates and assumptions discussed in this section are those that we consider to be important to understanding our consolidated financial statements because they inherently involve significant judgments and estimates on the part of management. Actual results may differ from estimates.

Revenue Recognition

Advertising revenue, net of commissions, is recognized in the period in which the advertisement is displayed. Our advertising rate card reflects certain volume-based rate discounts and certain customers also qualify for volume-based bonus advertisements. These programs require management to make estimates regarding future advertising volume and to adjust billed revenue accordingly. The estimated adjustments for rate discounts, rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized. As of December 31, 2007 and 2006, liabilities for rate, rebate and bonus adjustments totaled $11.5 million and $12.8 million, respectively, and were classified accordingly. Certain online-related advertising revenues are based on the number of “impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue from subscriptions to our print and online publications and electronic information services is recognized in income as earned pro rata on a per-issue basis over the subscription period. Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns. We record these retail sales upon delivery, net of estimated returns. These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced. The sales return reserves totaled approximately $4 million and $3 million as of December 31, 2007 and 2006, respectively. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

Allowance for Doubtful Accounts

Accounts receivable includes an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. This estimated allowance is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Historically, actual write-offs of bad debt have been insignificant, less than 0.5% of revenues.

Restructuring and Other Related Charges

To streamline operations and rationalize processes, we periodically initiate workforce reductions and record employee severance benefit obligations based on predetermined criteria of existing benefit plans when the workforce reductions are reasonably estimable and probable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 112 “Employer’s Accounting for Postemployment Benefits” or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” as appropriate.

Pensions and Other Postretirement Benefits

Certain pensions and other postretirement benefits costs and related obligations are based on actuarial assumptions. These benefit costs are expensed over the employee’s expected employment period.

The majority of our employees who meet specific length of service requirements are covered by defined contribution retirement plans, which are funded currently. Substantially all employees who are not covered by these plans are covered by defined benefit pension plans based on length of service and age requirements. At December 31, 2007, our accumulated pension benefit obligation was $195 million, of which $177 million was funded. In determining the cost and obligation of the defined pension benefit plans, management must consider such factors as the expected return on plan assets, discount rates, mortality rates and expected employee salary increases. While we believe that our assumptions are appropriate, significant differences in actual experience or changes in these assumptions would affect the calculation of our projected obligation and cost under the defined benefit pension and postretirement medical plans. We evaluate our actuarial assumptions annually. A one quarter of one percentage point decrease in the expected discount rate on our defined benefit pension plans in 2007 would have increased pension expense by approximately $0.6 million.

At December 31, 2007, our postretirement retiree medical benefit obligation was $214.7 million, which is not funded as it is our policy to fund postretirement medical costs as claims are incurred. In determining the cost of retiree medical costs, some factors that management must consider include the expected increase in health care costs, discount rates, turnover and mortality rates, which are updated periodically based on recent actual trends. Our discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed of a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves. A one quarter of one percentage point decrease in our expected discount rate in 2007 would have increased retiree medical expense by approximately $1.2 million. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation by $32.5 million and the cost for 2007 by $3.7 million. Conversely, a one percentage point decline in assumed health care cost trend rates would have lowered the benefit obligation at the end of 2007 by $26.4 million and the cost for 2007 by $2.8 million.

Long-lived Assets

Management must use its judgment in assessing whether the carrying value of certain long-lived assets, cost-method investments, identifiable intangibles and goodwill is impaired and if any asset is impaired, the extent of any such loss. Certain events or changes in circumstances may indicate that the carrying value may not be recoverable and require an impairment review. Based on that review, if the carrying value of these assets exceeds fair value and is determined to not be recoverable, an impairment loss representing the amount of excess over its fair value would be recognized in income. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows.

Management also exercises judgment in determining the estimated useful life of long-lived assets, specifically plant, property and equipment and certain intangible assets with a finite life. We depreciate the cost of buildings over 40 years; improvements to the buildings over ten to 15 years; press equipment over 25 years; software over three to five years and machinery and equipment over three to 25 years. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Other intangible assets include acquired subscription accounts, which are amortized over five to 40 years, acquired advertising accounts are amortized over two to six years, developed technology intangibles are amortized over three to ten years and other amortizable intangibles are amortized over five years. Other intangibles not subject to amortization consist principally of masthead and tradenames.

Acquisitions

We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Amounts recorded as goodwill are assigned to one or more reporting units. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other factors. Identifying reporting units and assigning goodwill thereto requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill.

Carrying values of goodwill and intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s impairment review is based on, among other methods, a discounted cash flow approach that requires significant management judgments. An impairment occurs when the carrying value of the reporting unit exceeds the discounted present value of the cash flows for that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the asset. The Company uses its judgment in assessing whether assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

Stock-Based Compensation

Prior to the closing of the Merger, the Dow Jones 2001 Long-Term Incentive Plan (the “2001 LTIP”) provided for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other Dow Jones stock-based awards (collectively, “Plan Awards”). At the closing of the Merger, outstanding in-the-money Dow Jones stock-based awards were generally converted into (i) the right to receive, at the time of vesting, cash consideration of $60 for each share underlying the award less any applicable exercise price or (ii) at the election of the holder, into News Corporation stock-based awards, pursuant to which the holder will acquire upon vesting a number of shares of News Corporation Class A Common Stock determined in accordance with the Merger Agreement. Outstanding out-of-the-money Dow Jones stock-based awards were converted at the Merger closing date into options to acquire a number of shares of News Corporation Class A Common Stock based on an exchange ratio of approximately 2.87. Non-vested stock-based awards were converted, at the election of the holder, into the right to receive either cash consideration of $60 for each share underlying the award or News Corporation stock-based awards. No further grants will be made from any of the Dow Jones stock compensation plans.

On January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and the related Financial Accounting Standards Board (“FASB”) Staff Positions using the modified prospective application. Under SFAS 123R, pretax stock-based compensation, including costs related to our stock-based awards, is charged against income. During 2005 and prior, we accounted for our stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) 25 and its related interpretations. Under APB 25, pretax stock-based compensation charged against income was $10 million in 2005. Had our stock-based compensation been determined by the fair-value based method, earnings per share for 2005 would have been reduced by approximately $0.03 per share. See Notes 1 and 14 of our consolidated financial statements for additional details on our stock compensation plans.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Contingencies

Management must exercise judgment in assessing the likely outcome of contingencies, including those relating to tax matters, legal proceedings and other matters that have arisen in the ordinary course of business. Both the timing and amount of the provisions made in the financial statements and related disclosures represent management’s judgment of likelihood, based on information available at the time and on the advice of legal counsel. Judicial or governmental bodies largely determine the outcome of these matters. With regard to tax matters, the ultimate resolution of these matters, either by determinations by these bodies or other means, could be materially different from that assumed by us in making our provisions and related disclosures. At the time that these tax contingencies are resolved by tax examination or the expiration of the statute of limitations, tax accounts are adjusted accordingly.

Tax Valuation Allowance

We record a tax valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Currently, we maintain a valuation allowance on deferred tax assets related to our capital loss carryforwards. We have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would be able to realize all or a portion of our net deferred tax assets, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made. Likewise, should we subsequently determine that we would not be able to realize all or a portion of our net deferred tax asset in the future, an adjustment to the deferred tax asset valuation allowance would be charged against income in the period such determination was made.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value and expands the related disclosure requirements. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for us as of January 1, 2008 and are not expected to have a material impact on our financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009 and will be applied prospectively. We are currently evaluating the impact that the provisions of SFAS 157 will have on our consolidated financial statements as it relates to other nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”) which allows companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective for us as of January 1, 2008 and are not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The provisions of these standards will become effective for us as of January 1, 2009 and we are currently evaluating what effects their adoption will have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

We enter into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges. Our revenues are largely collected in U.S. dollars. However, certain anticipated operating expenses are denominated in foreign currencies and are hedged accordingly. Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

During 2007 and 2006 we entered into foreign currency exchange forward contracts to exchange U.S. dollars for foreign currencies. While there were no amounts outstanding as of December 31, 2007, the following was outstanding as of December 31, 2006:

(in millions)

	(Predecessor)
	2006
	Foreign Currency	U.S. Dollar
British Pound	3.6	6.9
Euro	1.0	1.2

The fair value of the above contracts was insignificant.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of December 31, 2007 or 2006.

Interest Rate Risk

At December 31, 2007 we had $225 million of fixed-rate bonds outstanding, which matured in February 2008. A change in the market interest rate impacts the fair value of the instrument but has no impact on earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

Page
Report of Independent Registered Public Accounting Firm	48

Consolidated Statements of Income
for the period from December 14, 2007 to December 31, 2007 (Successor), the period from January 1, 2007 to December 13, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	49

Consolidated Balance Sheets
as of December 31, 2007 (Successor) and December 31, 2006 (Predecessor)	50

Consolidated Statements of Cash Flows
for the period from December 14, 2007 to December 31, 2007 (Successor), the period from January 1, 2007 to December 13, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	52

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the period from December 14, 2007 to December 31, 2007 (Successor), the period from January 1, 2007 to December 13, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	54

Notes to Consolidated Financial Statements	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of Ruby Newco LLC:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of income, of changes in shareholders’ equity and comprehensive income and of cash flows, present fairly, in all material respects, the financial position of Ruby Newco LLC and its subsidiaries (the “Successor”) at December 31, 2007, and the results of their operations and their cash flows for the period from December 14, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2008

To the Board of Managers and Members of Ruby Newco LLC:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of income, of changes in shareholders’ equity and comprehensive income and of cash flows, present fairly, in all material respects, the financial position of Dow Jones & Company, Inc. and its subsidiaries (the “Predecessor”) at December 31, 2006, and the results of their operations for the period from January 1, 2007 to December 13, 2007, and for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2008

CONSOLIDATED STATEMENTS OF INCOME

RUBY NEWCO LLC

(in thousands, except per share amounts)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	For the Years Ended December 31
			2006	2005
Revenues:	$77,226	$1,789,641	$1,531,659	$1,422,996

Expenses:
News, production and technology	26,502	599,452	489,985	477,676
Selling, administrative and general	31,159	739,492	545,667	519,201
Newsprint	3,086	75,905	110,654	97,775
Print delivery costs	7,843	183,434	199,423	179,693
Depreciation and amortization	5,750	90,689	86,488	95,725
Restructuring and other items, net	—	9,479	42,746	11,367

Total operating expenses	74,340	1,698,451	1,474,963	1,381,437

Operating income	2,886	91,190	56,696	41,559

Other income (expense):
Investment income	38	1,366	1,096	2,120
Interest expense	(432)	(20,544)	(30,516)	(19,297)
Contract guarantee	—	—	62,649	(4,090)
Other, net	301	510	(1,975)	16,085

Income from continuing operations before income taxes and equity earnings	2,793	72,522	87,950	36,377
Income taxes	1,031	42,533	(11,273)	6,912
Equity in earnings (losses) of associated companies, net of tax	423	8,951	25,068	(18,960)

Income from continuing operations	2,185	38,940	124,291	10,505
Income from discontinued operations, net of tax (Note 5)	928	23,063	262,273	49,890

Net income	$3,113	$62,003	$386,564	$60,395

Earnings per share—basic:
Continuing operations	$.02	$.46	$1.49	$.13
Discontinued operations	.01	.27	3.15	.60

Earnings per basic share (*)	$.03	$.73	$4.64	$.73

Earnings per share—diluted:
Continuing operations	$.02	$.45	$1.48	$.13
Discontinued operations	.01	.27	3.13	.60

Earnings per diluted share (*)	$.03	$.72	$4.62	$.73

Cash dividends per share	$—	$1.00	$1.00	$1.00

Weighted-average shares outstanding:
Basic	94,207	85,053	83,254	82,751
Diluted	94,207	85,982	83,725	83,189

(*)	The sum of the individual amounts does not total due to rounding.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

RUBY NEWCO LLC

(Dollars in thousands)

	(Successor)	(Predecessor)
	As of December 31, 2007	As of December 31, 2006
Assets

Current Assets:
Cash and cash equivalents	$37,018	$13,237
Accounts receivable—trade, net of allowance for doubtful accounts of $4,127 in 2007 and $4,299 in 2006	243,251	201,847
Accounts receivable—other	23,284	17,476
Newsprint inventory	10,605	4,417
Current assets of discontinued operations	25,150	26,755
Prepaid expenses	24,592	24,290
Deferred income taxes	69,138	25,626

Total current assets	433,038	313,648

Investments in associated companies, at equity	25,515	19,302

Other investments	4,428	5,151

Plant, property and equipment, at cost:
Land	61,886	13,608
Buildings and improvements	208,239	381,894
Equipment	302,600	1,051,847
Construction in progress	30,312	47,195

	603,037	1,494,544
Less, accumulated depreciation	3,746	964,570

Plant, property and equipment, net	599,291	529,974

Goodwill	4,033,568	673,171

Other intangible assets, less accumulated amortization of $2,004 in 2007 and $27,642 in 2006	2,228,996	139,676

Deferred income taxes	—	4,596

Long-term assets of discontinued operations	326,433	258,888

Other assets	34,948	11,156

Total assets	$7,686,217	$1,955,562

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS—(Continued)

RUBY NEWCO LLC

(Dollars in thousands, except per share amounts)

	(Successor)	(Predecessor)
	As of December 31, 2007	As of December 31, 2006
Liabilities

Current Liabilities:
Accounts payable—trade	$75,995	$73,454
Accrued wages, salaries and commissions	262,228	132,086
Payable to News Corporation	211,592	—
Retirement plan contributions payable	28,771	26,679
Other payables	128,344	76,156
Income taxes	6,027	44,572
Current liabilities of discontinued operations	22,511	31,315
Unearned revenue	214,544	221,728
Short-term debt	246,846	222,124

Total current liabilities	1,196,858	828,114

Long-term debt	—	224,962
Deferred compensation, principally postretirement benefit obligation	335,105	357,077
Deferred income taxes	834,536	—
Other noncurrent liabilities	96,564	46,436

Total liabilities	2,463,063	1,456,589

Commitments and contingent liabilities (Note 10)

Stockholders’ Equity

Ruby Newco Class A common units, par value $0.01; 86,306,377 units authorized and issued in 2007	863	—
Ruby Newco Class B common units, par value $0.01; 7,900,672 units authorized and issued in 2007	79	—
Dow Jones common stock, par value $1 per share; authorized 135,000,000 shares; issued 82,095,954 in 2006	—	82,096
Dow Jones Class B common stock, convertible, par value $1 per share; authorized 25,000,000 shares; issued 20,085,067 in 2006	—	20,085

	942	102,181

Additional paid-in capital	5,220,320	141,628
Retained earnings	3,113	1,120,165
Accumulated other comprehensive income, net of taxes:
Unrealized gain on investments	—	563
Unrealized gain on hedging	—	175
Foreign currency translation adjustment	—	3,682
Defined benefit plan adjustments	(1,221)	(20,141)

	5,223,154	1,348,253

Less, treasury stock, at cost; 0 shares in 2007 and 18,534,499 shares in 2006	—	849,280

Total stockholders’ equity	5,223,154	498,973

Total liabilities and stockholders’ equity	$7,686,217	$1,955,562

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RUBY NEWCO LLC

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	For the Years Ended December 31
			2006	2005
Cash Flows from Operating Activities:
Net income	$3,113	$62,003	$386,564	$60,395
Less: income from discontinued operations, net of tax	928	23,063	262,273	49,890
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

Depreciation	3,746	76,361	75,776	84,609
Amortization of intangibles	2,004	14,328	10,712	11,116
Stock-based compensation—equity awards	238	11,842	11,443	5,518
Gain on disposition of investments	—	—	—	(13,235)
Tax benefits from stock options	—	—	—	5,676
Deferred taxes	(1,140)	3,581	6,011	9,936
Equity in earnings of associated companies, net of distributions	(701)	3,836	(8,273)	(7,027)
Write-down of equity investments	—	—	—	35,865
Contract guarantee	—	—	(62,649)	4,090
Payment of contract guarantee on behalf of a former subsidiary	—	—	(202,000)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10,787	(48,360)	3,559	(23,516)
Other current assets	485	(6,581)	6,886	3,597
Accounts payable and accrued liabilities	(46,117)	42,383	24,012	(21,901)
Income taxes	2,642	(27,174)	(11,935)	2,787
Unearned revenue	(3,500)	23,150	2,771	(7,926)
Deferred compensation	789	24,586	14,973	18,853
Other noncurrent assets	179	1,790	1,873	4,891
Other noncurrent liabilities	—	(11,878)	(273)	1,463
Other, net	—	(2,247)	(535)	937

Net cash (used in) provided by operating activities of continuing operations	(28,403)	144,557	(3,358)	126,238
Net cash provided by operating activities of discontinued operations	1,548	45,103	50,331	71,291

Net cash (used in) provided by operating activities	(26,855)	189,660	46,973	197,529

Cash Flows from Investing Activities:
Additions to plant, property and equipment	(9,467)	(81,996)	(73,822)	(43,330)
Dispositions of plant, property and equipment	—	130	305	588
Businesses acquired, net of cash received	(5,032,180)	(29,333)	(156,377)	(437,378)
Funding to investees	—	(1,250)	—	(17,247)
Proceeds from disposition of investments	—	1,480	20,258	48,669
Other, net	—	—	(37)	(851)

Net cash used in investing activities of continuing operations	(5,041,647)	(110,969)	(209,673)	(449,549)
Net cash (used in) provided by investing activities of discontinued operations	(754)	(11,458)	260,403	(22,915)

Net cash (used in) provided by investing activities	(5,042,401)	(122,427)	50,730	(472,464)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

RUBY NEWCO LLC

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31,	Period From January 1, 2007 to December 13,	For the Years Ended December 31
	2007	2007	2006	2005
Cash Flows from Financing Activities:
Proceeds from issuance of Ruby Newco Class A common units	$5,025,447	$—	$—	$—
Net borrowings from News Corporation	211,592	—	—	—
Cash dividends	—	(85,140)	(83,219)	(82,673)
(Repayment of) increase in commercial paper borrowings, net	(131,150)	(90,974)	(25,343)	101,624
Proceeds from issuance of bonds	—	—	—	224,899
Bond issuance costs	—	—	—	(1,468)
Repayment of loan notes	—	(1,059)	—	—
Book overdraft	385	—	—	—
Contribution from minority partner, net	—	—	—	2,193
Proceeds from sales under stock compensation plans	—	141,547	13,640	23,452

Net cash provided by (used in) financing activities	5,106,274	(35,626)	(94,922)	268,027

Effect of currency exchange rate changes on cash	—	308	(177)	304

Increase (decrease) in cash and cash equivalents	37,018	31,915	2,604	(6,604)
Cash and cash equivalents at beginning of period	—	13,237	10,633	17,237

Cash and cash equivalents at end of period	$37,018	$45,152	$13,237	$10,633

Supplemental non-cash disclosure:
Issuance of Ruby Newco Class B common units	$165,311	$—	$—	$—
Issuance of loan notes in connection with business acquisition	$—	$23,554	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

RUBY NEWCO LLC

For the period from December 14, 2007 to December 31, 2007 (Successor),

the period from January 1, 2007 to December 13, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)

(dollars in thousands, except share amounts)

	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
						Shares	Amount	Total
Predecessor:
Balance, December 31, 2004	$81,572	$20,609	$124,082	$839,446	$(1,940)	(20,136,426)	$(913,226)	$150,543
Net income—2005				60,395				60,395
Adjustment for realized gain on investments in net income					(1,101)			(1,101)
Reclassification adjustment					(958)			(958)
Unrealized loss on investments					(254)			(254)
Unrealized loss on hedging					(198)			(198)
Adjustment for realized gain on hedging in net income					(227)			(227)
Translation adjustment, net of deferred taxes of $635					(1,179)			(1,179)
Adjustment for realized translation adjustment in net income					(2,217)			(2,217)
Adjustment to pension liability, net of deferred taxes of $9,164					(14,919)			(14,919)

Comprehensive income								39,342

Dividends, $1.00 per share				(82,673)				(82,673)
Conversion of Dow Jones Class B common stock into common stock	166	(166)
Issuance of stock options related to acquisition of MarketWatch			24,902					24,902
Sales under stock compensation plans			(11,694)			1,061,785	41,845	30,151

Balance, December 31, 2005	$81,738	$20,443	$137,290	$817,168	$(22,993)	(19,074,641)	$(871,381)	$162,265

Net income—2006				386,564				386,564
Unrealized loss on investment					(2,073)			(2,073)
Unrealized gain on hedging					175			175
Adjustment for realized gain on hedging in net income					198			198
Realized cumulative translation, net of deferred taxes of $174					(323)			(323)
Translation adjustment, net of deferred taxes of $310					575			575
Adjustment to pension liability, net of deferred taxes of $6,102					9,509			9,509

Comprehensive income								394,625

Adjustment to initially apply SFAS 158, net of deferred taxes of $327					(789)			(789)
Dividends, $1.00 per share				(83,219)				(83,219)
Conversion of Dow Jones Class B common stock into common stock	358	(358)
Sales under stock compensation plans			4,338	(348)		540,142	22,101	26,091

Balance, December 31, 2006	$82,096	$20,085	$141,628	$1,120,165	$(15,721)	(18,534,499)	$(849,280)	$498,973

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

AND COMPREHENSIVE INCOME

RUBY NEWCO LLC

For the period from December 14, 2007 to December 31, 2007 (Successor),

the period from January 1, 2007 to December 13, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)

(dollars in thousands, except share amounts)

	Common Stock	Class B Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Treasury Stock
									Shares	Amount		Total
Predecessor:
Balance, December 31, 2006	$82,096		$20,085	$141,628		$1,120,165		$(15,721)	(18,534,499)		$(849,280)	$498,973
Net income—period from January 1, 2007 to December 13, 2007						62,003						62,003

Unrealized loss on investments								(131)				(131)
Unrealized gain on hedging								187				187
Adjustment for realized loss on hedging in net income								(362)				(362)
Translation adjustment, net of deferred taxes of $683								1,601				1,601
Adjustment to pension liability, net of deferred taxes of $7,730								19,461				19,461

Comprehensive income												82,759

Dividends, $1.00 per share						(84,894)						(84,894)
Conversion of Dow Jones Class B common stock into common stock	2,262		(2,262)									—
Adoption of FIN 48						(1,337)						(1,337)
Sales under stock compensation plans				3,317		(435)			2,866,106		152,205	155,087

Balance, December 13, 2007	$84,358		$17,823	$144,945		$1,095,502		$5,035	(15,668,393)		$(697,075)	$650,588

Successor:
Issuance of common units	$863	$		$5,024,584	$		$			$		$5,025,447
Issuance of Ruby Newco Class B common units			79	165,232								165,311
Issuance of stock options related to acquisition of Dow Jones				30,504								30,504

Net income—period from December 14, 2007 to December 31, 2007						3,113						3,113
Adjustment to pension liability, net of deferred taxes of $765								(1,221)				(1,221)

Comprehensive income												1,892

Balance, December 31, 2007	$863		$79	$5,220,320		$3,113		$(1,221)	—		$—	$5,223,154

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RUBY NEWCO LLC

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Ruby Newco was formed in 2007 for the sole purpose of facilitating the Merger, pursuant to which Dow Jones became a wholly owned subsidiary of Ruby Newco upon completion of the Merger on December 13, 2007. Ruby Newco did not carry on any activities or operations between its inception and the Merger, except for those activities incidental to its formation and undertaken in connection with the transactions contemplated by the Merger Agreement. The equity interests of Ruby Newco are held by News Corporation and certain former Dow Jones stockholders who elected to receive unit consideration in the Merger pursuant to the terms of the Merger Agreement. Unless otherwise indicated, references in this Annual Report to “we,” “us,” “our,” “Ruby Newco” or the “Company” means Dow Jones and its subsidiaries on and prior to December 13, 2007, and Ruby Newco LLC and its wholly owned subsidiaries, including Dow Jones, from December 14, 2007 forward.

Immediately following the Merger, certain former Dow Jones stockholders owned approximately 8% of the outstanding equity interests of Ruby Newco through their ownership of the Class B Common Units and News Corporation owned approximately 92% of the outstanding equity interests of Ruby Newco through its ownership of all of the Class A Common Units.

The Merger was accounted for under the purchase method of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, since Ruby Newco has sole ownership of Dow Jones and controls Dow Jones’ board of directors and management following consummation of the Merger, Ruby Newco is deemed to be the acquirer of Dow Jones for financial reporting purposes. The results of operations of Dow Jones were included in the results of operations of Ruby Newco beginning after the closing date of the Merger, December 13, 2007. All periods commencing on or after December 14, 2007 are referred to as a “Successor Period,” while all periods on or prior to December 13, 2007 are referred to as a “Predecessor Period” (see Note 2). Equity for the Predecessor Periods was in the form of Dow Jones common stock and Dow Jones Class B common stock, while equity for the Successor Period was in the form of the Class A Common Units and Class B Common Units. For convenience purposes, we use the terms “units” and “shares” interchangeably throughout this Annual Report and these notes to our consolidated financial statements. In addition, equity for the Predecessor Periods represented stockholders’ equity, while equity for the Successor Period represents members’ equity. For convenience purposes, we continue to use the term stockholders’ equity for all periods.

NATURE OF OPERATIONS We are a global provider of business and financial news, information and insight through newspapers, newswires, magazines, the Internet, indexes, licensing, research products and services, television and radio. In addition, we own certain general-interest local community newspapers throughout the U.S. which are reported under discontinued operations (see Note 5). Advertising and subscription revenues are our major revenue sources.

CONSOLIDATED FINANCIAL STATEMENTS include our accounts and those of our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. The equity method of accounting is used for investments in other companies in which we have significant influence; generally this represents common stock ownership or partnership equity of at least 20% and not more than 50% (see Note 7).

RECLASSIFICATIONS of certain amounts for prior years have been recorded to conform to the current year presentation.

CASH EQUIVALENTS are highly liquid investments with an original maturity of three months or less when purchased.

ACCOUNTS RECEIVABLE are reported net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. We extend credit to advertisers, subscribers and certain other customers based on an evaluation of the financial condition of the customer. Collateral is not generally required from customers. The allowance for doubtful accounts is based on historical trends, review of aging categories and the specific identification of certain customers that are at risk of not paying. Historically, actual write-offs of bad debt have been insignificant, less than 0.5% of revenues.

NEWSPRINT INVENTORY is stated at the lower of cost or market. The cost of newsprint was computed by the weighted-average cost method during the Successor Period, to conform to policies followed by News Corporation, while the last-in, first-out (“LIFO”) method was used during the Predecessor Periods. If newsprint inventory had been valued by the average cost method in 2006 it would have been approximately $6.2 million higher.

INVESTMENTS in marketable equity securities, all of which are classified as available for sale, are carried at their market value in Other Investments on the consolidated balance sheets. The unrealized gains or losses from these investments are recorded directly to Stockholders’ Equity. Any decline in market value below the investment’s original cost that is determined to be other-than-temporary, as well as any realized gains or losses would be recognized in income (see Note 16).

PLANT, PROPERTY AND EQUIPMENT purchases are recorded at cost and depreciation is computed using straight-line or declining-balance methods over the estimated useful lives: 40 years for buildings, ten to 15 years for building improvements, three to 25 years for machinery and equipment and three to five years for software. The 25-year life is applicable to our press equipment. The cost of leasehold improvements is depreciated over the lesser of the useful lives or the terms of the respective leases. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are deducted from the respective accounts and the resulting gain or loss is included in income. The cost of construction of certain long-term assets includes capitalized interest, which is amortized over the life of the related assets. Interest capitalized in 2007, 2006 and 2005 was insignificant. Maintenance and repairs are charged to expense as incurred. Major renewals, betterments and additions are capitalized.

GOODWILL AND OTHER INTANGIBLES Goodwill represents the excess purchase price of an acquisition over the fair value of other assets acquired, net of liabilities assumed, at the time the acquisition is made. An intangible with a finite life is amortized over its useful life, while an intangible with an indefinite life, including goodwill, is not amortized.

We test goodwill and other indefinite-lived intangible assets at least annually for impairment. The balance of goodwill and other intangibles is assigned to a reporting unit, which is defined as an operating segment or one level below the operating segment. To determine whether a goodwill impairment exists, the carrying value of the reporting unit is compared with its fair value. To determine whether an indefinite-lived intangible impairment exists, the carrying value of the asset is compared with its fair value. An impairment loss would be recognized to the extent that the respective carrying value exceeded its fair value. Fair value estimates are based on quoted market values in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including discounted value of estimated future cash flows, market multiples or appraised valuations.

Other intangible assets include acquired subscription accounts, which are amortized over five to 40 years, acquired advertising accounts are amortized over two to six years, developed technology intangibles are amortized over three to ten years and other amortizable intangibles are amortized over five years. Other intangibles not subject to amortization consist principally of masthead and tradenames (see Note 2).

BUSINESS ACQUISITIONS are accounted for under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Identifying reporting units and assigning goodwill thereto requires judgment involving the aggregation of business units with similar economic characteristics and the identification of existing business units that benefit from the acquired goodwill.

DEFERRED INCOME TAXES are provided for temporary differences in bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at tax rates then in effect. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize all or a portion of our net deferred tax assets, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we subsequently determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

FOREIGN CURRENCY TRANSLATION of assets and liabilities is determined at the appropriate year-end exchange rates, while results of operations are translated at the average rates of exchange in effect throughout a given year. The resultant translation adjustments for subsidiaries whose functional currency is not the U.S. dollar are recorded directly to comprehensive income in Stockholders’ Equity. Gains or losses arising from remeasurement of financial statements for foreign subsidiaries where the U.S. dollar is the functional currency, as well as from all foreign currency transactions are included in income. Foreign exchange included in Other, net in the consolidated income statement totaled a gain of $0.3 million in the Successor Period, a gain of $0.2 million in the 2007 Predecessor Period, a loss of $1.1 million in 2006 and a gain of $2 million in 2005.

FOREIGN CURRENCY-EXCHANGE CONTRACTS are designated as cash flow hedges of anticipated operating expenses that are denominated in foreign currencies. Our revenues are largely collected in U.S. dollars. These contracts are entered into to mitigate foreign exchange volatility relative to the currencies hedged. Realized gains or losses on foreign currency forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge. Unrealized gains or losses, arising from changes in fair value, are recorded as a component of comprehensive income. We also enter into foreign currency forward exchange contracts to limit the cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts are recognized in Other, net in the income statement. Hedge effectiveness for these foreign currency-exchange contracts is assessed, at least quarterly, by measuring the correlation of the contract to the expected future cash flows (see Note 16).

REVENUE from advertising, which is net of commissions, is recognized in the period in which the advertisement is displayed. Our advertising rate card reflects certain volume-based rate discounts and certain customers also qualify for volume-based bonus advertisements. These programs require management to make estimates regarding future advertising volume and to adjust billed revenue accordingly. The estimated adjustments for rate discounts, rebates and bonus advertisements are recorded as reductions of revenue in the periods the advertisements are displayed and are revised as necessary based on actual volume realized. As of December 31, 2007 and 2006, liabilities for rate, rebate and bonus adjustments totaled $11.5 million and $12.8 million, respectively and were classified accordingly. Certain online-related advertising revenues are based on the number of “impressions” delivered and are recognized as impressions occur, while other online advertising revenues are based on a fixed duration campaign and are recognized ratably over the term of the campaign.

Revenue recognition from subscriptions to our print and online publications and electronic information services is recognized in income as earned, pro rata on a per-issue basis, over the subscription period. Circulation revenue includes sales to retail outlets/newsstands, which are subject to returns. We record these retail sales upon delivery, net of estimated returns. These estimated returns are based on historical return rates and are revised as necessary based on actual returns experienced. The sales return reserves totaled approximately $4 million and $3 million as of December 31, 2007 and 2006, respectively. Costs in connection with the procurement of subscriptions are charged to expense as incurred. Revenue from licensing the Dow Jones Averages includes both upfront one-time fees and ongoing revenue. Both upfront fees and ongoing licensing revenue are recognized in income as earned over the license period.

We also enter into transactions that exchange advertising space in our publications for advertising within other media publications which are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” Revenue from barter transactions is recognized when advertising is provided, and expenses are recognized when services are received. Revenue from barter transactions included in our consolidated statements of income was $1.9 million in the Successor Period, $16.1 million in the 2007 Predecessor Period, $11.6 million in 2006 and $9.9 million in 2005. Expense from barter transactions included in our consolidated statements of income was $0.6 million in the Successor Period, $18.8 million in the 2007 Predecessor Period, $10.2 million in 2006 and $9.9 million in 2005.

ADVERTISING COSTS, which include circulation marketing as well as trade advertising, are expensed as incurred. Advertising costs included in selling, administrative and general expenses were $7 million in the Successor Period, $75 million in the 2007 Predecessor Period, $80 million in 2006 and $79 million in 2005.

PENSION AND OTHER POSTRETIREMENT PLANS are provided to a majority of our employees through defined contribution plans based on compensation levels. We match employee contributions up to a determined percentage. The defined contribution plans are funded currently. Some of our subsidiaries provide defined benefit plans based on length of service and compensation. We also sponsor a defined benefit postretirement medical plan to certain retirees who meet specific length of service and age requirements. It is our policy to fund postretirement benefits as medical claims are incurred. The estimated cost for both the defined pension benefit and the postretirement medical plans, which is actuarially derived, is recorded over the employee’s expected service period (see Note 11).

STOCK-BASED COMPENSATION is accounted for in accordance with SFAS 123R and related FASB Staff Positions, which we adopted as of January 1, 2006 using the modified prospective application. We elected to use the “long-form method” for purposes of calculating the additional paid-in capital pool (“APIC pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. Under SFAS 123R, pretax stock-based compensation is charged against income for all of our stock-based awards and totaled $1 million in the Successor Period, $33.8 million in the 2007 Predecessor Period and $21.6 million in 2006. During 2005 and prior, we accounted for our stock-based compensation in accordance with APB 25 and its related interpretations. Under APB 25, pretax stock-based compensation charged against income was $10 million in 2005 and principally related to our contingent stock rights, restricted stock units and restricted stock awards. Had our stock-based compensation been determined by the fair-value based method, earnings per share for 2005 would have been reduced by approximately $0.03 per share.

RELATED PARTY TRANSACTIONS are accounted for in accordance with Statement of Financial Accounting Standards No. 57, “Related Party Disclosures”. Business transactions with News Corporation and its subsidiaries and affiliates were not material during the Successor Period. Included in the consolidated balance sheet as of December 31, 2007 is a liability of $211.6 million related to intercompany cash advances made to us from News Corporation which are interest bearing.

ESTIMATES are prepared in accordance with generally accepted accounting principles which require certain reported amounts to be based on estimates. Actual results could differ from these estimates.

NOTE 2: ACQUISITION OF DOW JONES

As discussed above in Note 1, on December 13, 2007, Dow Jones became a wholly-owned subsidiary of Ruby Newco. Under the purchase method of accounting, the total purchase price is allocated to Dow Jones’ net tangible and intangible assets based upon the estimated fair value as of the date of completion of the acquisition. The purchase price consisted of: cash proceeds of $5,025.4 million received from the issuance of 86.3 million Class A Common Units; the issuance of 7.9 million Class B Common Units in exchange for 2.8 million shares of Dow Jones Class B Common Stock valued at approximately $165.3 million using the $60 per share purchase price; direct third-party transaction costs of approximately $61.1 million; and the issuance of 7.5 million stock options and other instruments valued at $30.3 million using the Black-Scholes option pricing model. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on the final analysis, is as follows (in thousands):

Tangible assets:
Cash	$45,152
Other current assets	390,468
Current assets of discontinued operations	25,150
Property, plant and equipment	592,814
Other long-term assets	64,369
Long-term assets of discontinued operations	326,433

Total tangible assets	1,444,386

Intangible assets:
Customer relationships	599,200
Developed technology	17,400
Trade names	1,614,400
Goodwill	4,033,568

Total intangible assets	6,264,568

Liabilities assumed:
Current liabilities	(1,138,952)
Current liabilities of discontinued operations	(22,511)
Deferred taxes	(836,440)
Other long-term liabilities	(428,894)

Total liabilities assumed	(2,426,797)

Net assets acquired	$5,282,157

We have not finalized the detailed valuation studies necessary to arrive at the required estimates of the fair market value of the Dow Jones assets acquired and the liabilities assumed and the related allocations of purchase price. We allocated, on a preliminary basis, approximately $617 million to amortizable intangible assets primarily consisting of subscriber relationship intangible assets with a weighted-average useful life of twenty-five years. We also allocated, on a preliminary basis, approximately $1.6 billion to trade names, which will not be amortized as they have an indefinite remaining useful life based primarily on their market position and our plans for continued indefinite use. Further, approximately $4 billion was preliminarily allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill is not being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and is not deductible for tax purposes. The preliminary allocation of goodwill will not be included in the segment assets until the final valuation is complete. The amount of goodwill assumed will change depending on the fair values allocated to the tangible and intangible assets acquired and liabilities assumed. For every $25 million reduction in goodwill for additional value to be assigned to identifiable finite-lived intangible assets or tangible assets, depreciation and amortization expense would increase by approximately $1 million per year, representing amortization expense assuming an average useful life of 25 years.

Actual allocations may differ from these once we have completed the valuation studies necessary to finalize the required purchase price allocations and identified any necessary conforming accounting changes. There can be no assurance that this finalization will not result in material changes to the purchase price allocation above.

We also preliminarily recorded approximately $150 million in accrued liabilities. These purchase accounting adjustments consist of separation payments for certain Dow Jones executives under the change in control plan previously established, non-cancelable lease commitments and lease termination charges for leased facilities that will be exited and other contract termination costs associated with the restructuring activities. The finalization of certain of these actions could result in changes in the accrual amount.

Assets and liabilities of discontinued operations reflect the local media segment which is held for sale (see Note 5).

NOTE 3: ACQUISITIONS

2007

Acquisition of eFinancialNews

In May 2007, we acquired eFN for approximately $63 million, including a working capital adjustment. The purchase price consisted of cash tendered of approximately $39.2 million, borrowings of approximately $22.8 million and direct third-party transaction costs of approximately $1 million. Based in London, eFN is a diversified media company serving the European financial services industry with print, online, training and events businesses. Its flagship operations include the weekly Financial News, the eFinancialNews.com Web site and subscription-based services. It also publishes Private Equity News, a weekly publication focused on the European private equity sector. The acquisition of eFN has added digital and other non-print businesses to help diversify our reliance on traditional print revenue and is being integrated into our European media operations.

Under the purchase method of accounting, the total purchase price was allocated to eFN’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. Based upon the purchase price and the valuation performed, the preliminary purchase price allocation, which is subject to change based on our final analysis, was as follows (in thousands):

Tangible assets:
Cash	$12,316
Other current assets	5,378
Property, plant and equipment	430

Total tangible assets	18,124

Intangible assets:
Customer relationships	5,157
Developed technology	397
Trade name	11,100
Goodwill	44,352

Total intangible assets	61,006

Liabilities assumed:
Current liabilities	(11,148)
Deferred taxes	(4,948)

Total liabilities assumed	(16,096)

Net assets acquired	$63,034

We allocated $5.6 million to amortizable intangible assets consisting of customer relationship intangible assets and developed technology with weighted-average useful lives of eleven and five years, respectively. The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets. We also allocated $11.1 million to the eFN trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use. Further, $44.4 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized and is not deductible for tax purposes.

2006

Acquisition of Factiva

In December 2006, we acquired the remaining 50% interest of Factiva that we did not already own for an upfront cash purchase price of approximately $176.2 million. The purchase price consisted of cash tendered of approximately $152.5 million, estimated working capital adjustments of approximately $11.7 million, preferred shares of a subsidiary of approximately $7.5 million and direct third-party transaction costs of approximately $4.5 million. The preferred shares, which are non-voting, bear a fixed dividend rate of 6% per annum and are included in other noncurrent liabilities. Factiva was integrated into the enterprise media segment. We financed this purchase with the proceeds from divestitures.

Under the purchase method of accounting, the total purchase price was allocated to Factiva’s net tangible and intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The purchase price allocation was as follows (in thousands):

Tangible assets:
Cash	$27,868
Other current assets	39,086
Property, plant and equipment	18,697
Other assets—long term	132

Total tangible assets	85,783

Less: carrying value of Factiva equity investment	(14,053)

Intangible assets:
Customer relationships	32,500
Distribution contracts	2,500
Developed technology	2,450
Trade name	39,000
Goodwill	146,864

Total intangible assets	223,314

Liabilities assumed:
Current liabilities	(76,428)
Deferred taxes	(21,115)
Other liabilities—long term	(21,324)

Total liabilities assumed	(118,867)

Net assets acquired	$176,177

We allocated $37.5 million to amortizable intangible assets consisting of customer relationship intangible assets, distribution contract intangible assets and developed technology with weighted-average useful lives of fifteen, eight and four years, respectively. The pattern of economic benefits to be derived from certain intangible assets is estimated to be greater in the initial period of ownership; accordingly, we will record amortization expense on an accelerated basis over the estimated useful lives of the intangible assets. We also allocated $39 million to the Factiva trade name, which will not be amortized as it has an indefinite remaining useful life based primarily on its market position and our plans for continued indefinite use. Further, $146.9 million was allocated to goodwill, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized but a portion of it will be deductible for tax purposes. Liabilities assumed included approximately $28 million of continuing contractual payments with no future economic benefit, as well as approximately $3.9 million of restructuring costs related to the severance of approximately 25 Factiva employees.

2005

Acquisition of MarketWatch

In January 2005, we completed the acquisition of MarketWatch for a purchase price of $532 million, including certain transaction costs. MarketWatch’s online, newsletters, television and radio content businesses were integrated into the consumer media segment, while MarketWatch Licensing Services was integrated into Dow Jones Client Solutions, a part of the enterprise media segment. Dow Jones Client Solutions is a leading licensor of news, data, investment tools and other online applications to financial services firms, media companies and corporations for use mainly on their intranets and retail Web sites.

Exchange of Cross Shareholdings

During the second quarter of 2005, we completed an exchange of cross shareholdings with the von Holtzbrinck Group. In exchange for our 10% interest in Handelsblatt, we received (i) the remaining 10% minority interest in The Wall Street Journal Europe that we did not already own, (ii) an 11.5% increase in our interest in Economia, effectively increasing our interest to 23% and (iii) $6 million in cash. We recorded an after-tax gain of $8.3 million in connection with the disposal of our interest in Handelsblatt.

2007, 2006 and 2005 Supplemental Pro-forma Information

The following unaudited pro forma information presents a summary of our results of operations, on a continuing basis, assuming the acquisitions of eFN (acquired May 15, 2007), Factiva (acquired December 15, 2006) and MarketWatch (acquired January 21, 2005) occurred at the beginning of the year preceding the acquisition:

(in thousands, except per share amounts)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007(*)	2006(*)	2005
Revenues	$77,226	$1,800,233	$1,807,720	$1,686,793
Net income	$3,113	$59,929	$393,033	$61,089

Earnings per share—basic	$.03	$.70	$4.72	$.74
Earnings per share—diluted	$.03	$.70	$4.69	$.73

(*)

Had Dow Jones been acquired on January 1, 2006, reportable revenues would not have been materially different and net income would have been approximately $17.7 million in the 2007 Predecessor Period and $347 million in 2006.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets related to discontinued operations discussed in Note 5 are excluded from the tables below.

Goodwill balances by reportable segment were as follows:

(in thousands)

	Consumer Media	Enterprise Media	Other(*)	Total
Predecessor:
Balance at December 31, 2005	$319,246	$209,910	$—	$529,156
Acquisitions and adjustments	(1,460)	145,475	—	144,015

Balance at December 31, 2006	$317,786	$355,385	$—	$673,171
Acquisitions and adjustments	43,245	395	—	43,640

Balance at December 13, 2007	$361,031	$355,780	$—	$716,811

Successor:
Acquisition of Dow Jones	$—	$—	$4,033,568	$4,033,568

(*)

As a result of the Merger, Dow Jones became a wholly-owned subsidiary of Ruby Newco (Note 2). The preliminary purchase price allocation, which is subject to change based on the final analysis, resulted in an increase to the value of the acquired Dow Jones assets, including goodwill. The Predecessor balances were eliminated at the date of acquisition. A preliminary allocation to goodwill was estimated at approximately $4 billion as of December 31, 2007 and will not be included in the segment assets until the final valuation is complete.

Other intangible assets were as follows:

(in thousands)

	(Successor)(*)			(Predecessor)
	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Subscription accounts	$525,500	$1,255	$524,245	$56,486	$13,430	$43,056
Advertising accounts	73,700	621	73,079	9,698	5,087	4,611
Developed technology	17,400	128	17,272	15,660	7,077	8,583
Other	—	—	—	5,990	2,048	3,942

Total	616,600	2,004	614,596	87,834	27,642	60,192
Unamortizable intangibles	1,614,400	—	1,614,400	79,484	—	79,484

Total other intangibles	$2,231,000	$2,004	$2,228,996	$167,318	$27,642	$139,676

(*)	The increased balances in other intangible assets as of December 31, 2007 primarily reflect the impact of the preliminary purchase price allocation related to our acquisition of Dow Jones (Note 2).

Amortization expense, based on intangibles subject to amortization held at December 31, 2007, is expected to be as follows:

(in millions)

	2008	2009	2010	2011	2012
Amortization expense	$42.0	$42.0	$41.3	$37.8	$37.8

NOTE 5: DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Discontinued Operations

2007

Local Media Segment Assets

In November 2007, we announced that we would explore strategic alternatives for Ottaway Newspapers. The strategic options include, but are not limited to, the possible sale of some or all of Ottaway Newspapers’ publications and related properties. No agreement has yet been entered into with respect to any transaction involving the Ottaway Newspapers. As of December 13, 2007, we were actively marketing all local media assets and expected to dispose of them within one year. Accordingly, we determined, as of December 13, 2007, that the local media segment would be presented as discontinued operations pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Further, the results of this segment were excluded from our segment results for all periods presented.

2006

Sale of Six Local Media Newspapers

In December 2006, we completed the sale of the non-real estate assets of six local media newspapers and recorded a pre-tax gain of $219.5 million ($132.1 million, net of taxes). In accordance with the sale agreement, we received $281.5 million of the purchase price in cash at closing; $1.7 million during the first quarter of 2007 related to the transfer of real property; and, will receive an additional $4.7 million of the purchase price upon transfer of the remaining real property, subject to satisfaction of environmental conditions, in later periods. The six papers sold were: the News-Times of Danbury, CT; The Daily Star of Oneonta, NY; the Press-Republican of Plattsburgh, NY; the Santa Cruz Sentinel (Santa Cruz, CA); The Daily Item of Sunbury, PA; and the Traverse City Record-Eagle (Traverse City, MI).

The local media segment, as well as the gain from the 2006 sale of the six local media newspapers, were presented as discontinued operations and therefore excluded from our segment results for all periods presented. The results of operations, included within discontinued operations, were as follows:

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Revenues	$9,294	$227,904	$340,533	$346,694
Operating income	$1,557	$37,328	$68,172	$79,749
Income before income taxes	$1,548	$37,831	$287,920	$79,382
Income taxes	$620	$14,768	$25,647	$29,492
Net income (*)	$928	$23,063	$262,273	$49,890

Depreciation and amortization	$—	$11,510	$13,453	$12,576

(*)

Net income in 2006 included $221.5 million representing the gain on sale of six local media newspaper businesses and the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards that were previously reserved.

We reclassified the assets and liabilities of discontinued operations as of December 31, 2007 and 2006 as follows:

(in thousands)

	(Successor)	(Predecessor)
	December 31 2007	December 31 2006
Assets:
Accounts receivable—trade, net	$22,393	$23,632
Newsprint inventory	726	664
Other current assets	2,031	2,459

Total current assets of discontinued operations	25,150	26,755

Plant, property and equipment, net (1)	107,048	108,798
Goodwill and other intangibles (2)	219,370	138,363
Deferred income taxes	—	11,607
Other assets	15	120

Total noncurrent assets of discontinued operations	326,433	258,888

Total assets of discontinued operations	$351,583	$285,643

Liabilities:
Accounts payable—trade and other accrued expenses	$8,527	$10,980
Unearned revenue	8,541	8,756
Other payables	5,443	11,579

Total liabilities of discontinued operations	$22,511	$31,315

(1)

Excludes approximately $4.7 million and $6.4 million of real property from 2007 and 2006, respectively, which will be transferred in later periods, subject to satisfaction of environmental conditions. We have no significant continuing involvement in these operations.

(2)

The increase in goodwill and intangibles from 2006 to 2007 reflects the preliminary purchase price allocation following the Merger. The discontinued operations are stated at estimated fair value less costs of disposal.

Other Dispositions

2006

Sale of equity interest in Economia

In December 2006, we completed the sale of our 23% interest in Economia for cash consideration of approximately $20 million. We recorded a gain from the sale of $14.3 million which was included in equity in earnings of associated companies. The transaction was largely tax free as the reversal of a deferred tax valuation allowance related to the utilization of capital loss carryforwards offset the tax on capital gains on the sale. Proceeds were used to pay down debt.

2005

Disposition of F.F. Soucy Inc.

In April 2005, we concluded the sale of our 39.9% minority interest in F.F. Soucy Inc. for cash consideration of approximately $40 million, the proceeds of which were used to pay down debt. We recorded an after-tax gain of $9.4 million related to this transaction.

Write-Down and disposition of CNBC International and World

In December 2005, we completed the disposal of our 50% interest in CNBC International, as well as our 25% interest in CNBC World, to NBC Universal for nominal consideration pursuant to a 2005 agreement.

In the second quarter of 2005, in connection with the binding agreement reached with NBC Universal, we determined that an other-than-temporary decline in the value of our investments in CNBC International and CNBC World had occurred and, as a result, we recorded a charge of $35.9 million ($36.7 million, including taxes), largely reflecting the write-down of the investments’ carrying value ($32 million), with the remainder primarily reflecting the additional firmly committed cash payment for which we received no future economic benefit.

NOTE 6: RESTRUCTURING AND OTHER ITEMS

Restructuring and other items, net included in operating expenses were as follows:

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Severance	$—	$8,902	$42,746	$11,367
Other exit costs	—	577	—	—

Total	$—	$9,479	$42,746	$11,367

Restructuring actions have been recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” or SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” as appropriate. The estimated employee severance payments described below were based on predetermined criteria of existing benefit plans and were therefore recorded when the liability was considered probable and reasonably estimable as required by SFAS 112.

The following table displays the activity and balances of the severance reserve accounts through December 31, 2007:

(in thousands)

	(Predecessor)			(Successor)
	December 31, 2006 Reserve	2007 Expense	Cash Payments	December 31, 2007 Reserve(*)
Employee severance—2007	$—	$8,902	$(5,185)	$3,717
Employee severance—2006	26,975	—	(21,010)	5,965
Employee severance—prior to 2006	3,197	—	(1,974)	1,223

Total	$30,172	$8,902	$(28,169)	$10,905

(*)	The remaining reserve relates primarily to continuing payments for employees that have already been terminated and is expected to be paid during 2008 ($8.9 million) and 2009 ($2 million).

2007

During the second quarter of 2007, we recorded a restructuring charge of $9.5 million, of which $8.9 million was employee severance, primarily reflecting severance related to reductions at our consumer media segment, as well as smaller reductions at our other segments. In total, approximately 60 full-time employees were affected.

2006

In the fourth quarter of 2006, we recorded a restructuring charge of $13.7 million, primarily reflecting employee severance related to a workforce reduction of about 150 full-time employees in connection with the restructuring of our enterprise media segment following our acquisition of Factiva, as well as other initiatives.

During the second quarter of 2006, we recorded a restructuring charge of $9.3 million, primarily related to the elimination of certain positions in technology, circulation and administrative support in favor of outsource vendors. In total, approximately 210 full-time and 500 part-time employees were affected.

During the first quarter of 2006, we recorded a charge of $19.7 million related to a reorganization of our business. The charge comprised primarily employee severance related to the elimination of certain senior level positions, as well as additional workforce reductions at other areas of the business identified as part of the reorganization. In total, approximately 60 full-time employees were affected.

Prior to 2006

In the second quarter of 2005, we recorded a severance charge of $11.4 million, related to a workforce reduction of about 120 full-time employees. Most of the charge related to our efforts to reposition our international print and online operations, but also included staff reductions at other parts of the business.

The restructuring actions are substantially complete.

NOTE 7: INVESTMENTS IN ASSOCIATED COMPANIES, AT EQUITY

At December 31, 2007, the principal components of Investments in Associated Companies, at Equity were the following:

Investment	Ownership %	Description of business
SmartMoney	50	Publisher of SmartMoney magazine and SmartMoney.com, serving the private-investor market throughout the U.S. and Canada, in partnership with Hearst Corp.

STOXX, Ltd.	33	Provides and services the Dow Jones STOXX(sm) indexes, Europe’s leading regional equity indexes.

Vedomosti	33	Publisher of an independent business newspaper in Russia, with Pearson and Independent Media.

In December 2006, we acquired the remaining 50% interest of Factiva that we did not already own and we also completed the sale of our 23% interest in Economia as described in Note 5. Prior to the acquisition, we had performed several services on behalf of Factiva, including some billing and collections of receivables and payroll services, in addition to leasing office space to Factiva. Our revenues during 2006 and 2005 included content and licensing fees and rental income from Factiva of $24.6 million and $21.8 million, respectively.

Included in our revenues were the following amounts based on transactions conducted with our investees:

(in thousands)

	(Successor)	(Predecessor)
Investment	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
SmartMoney	$41	$931	$1,020	$1,020
STOXX, Ltd.	528	8,381	6,286	5,615
Vedomosti	170	2,745	2,276	—

Total	$739	$12,057	$9,582	$6,635

Included in our other receivables were the following net amounts based on transactions conducted with our investees:

(in thousands)

	(Successor)	(Predecessor)
Investment	December 31 2007	December 31 2006
SmartMoney	$983	$909
STOXX, Ltd.	437	495
Vedomosti	1,677	1,269

Total	$3,097	$2,673

Summarized financial information for our equity-basis investments in associated companies, combined, was as follows (these amounts are in aggregate at 100% levels through the date of disposition, if applicable). The majority of these investments are partnerships, which require the associated tax benefit or expense to be recorded by the partner.

(in thousands)

	2007	2006(1)	2005(2)
Income statement information:
Revenues	$216,365	$490,886	$530,195
Operating income	$59,217	$53,407	$18,707
Net income	$49,152	$44,124	$10,165

Financial position information:
Current assets	$108,888	$138,261	$185,087
Noncurrent assets	$6,457	$65,485	$60,573
Current liabilities	$42,942	$59,165	$102,532
Noncurrent liabilities	$12,701	$30,335	$14,926
Equity	$59,702	$114,246	$128,202

(1)	Includes the results of Factiva through December 2006. Refer to Note 3 for a further discussion of our acquisition of Factiva.
(2)

Includes the results of CNBC International and CNBC World through December 2005 and F.F. Soucy Inc. through April 2005. Refer to Note 5 for a further discussion of our disposition of these investments.

NOTE 8: DEBT

The following table summarizes our debt outstanding for the periods presented:

(in thousands)

	(Successor)	(Predecessor)
	December 31 2007	December 31 2006
Commercial paper	$—	$222,124
3.875% Senior Notes due February 15, 2008	224,996	224,962
6.544% Notes due May 15, 2017	21,850	—

Total debt outstanding	$246,846	$447,086

Debt outstanding at December 31, 2007 was $246.8 million which consisted of bonds totaling $225 million due February 15, 2008 and loan notes of $21.9 million issued in connection with the acquisition of eFN. The loan notes are presented as a current liability since they are subject to certain early redemption provisions at the discretion of the loan note holders.

During 2007, in connection with the Merger (see also Note 2), commercial paper borrowings were retired and the related credit agreements terminated. Our fixed rate bonds matured on February 15, 2008.

Interest payments were $19.1 million in the 2007 Predecessor Period, $30.1 million in 2006, and $15.4 million in 2005. There were no interest payments during the Successor Period.

NOTE 9: CONTRACT GUARANTEE

In March 2006, we entered into a definitive settlement agreement to conclude all litigation relating to our obligations under a contract guarantee issued in 1995 to Cantor and MDC. Pursuant to the settlement agreement, we paid an aggregate of $202 million to Cantor and MDC, which was below the $265 million contractual obligation that we had previously accrued. Accordingly, we recorded a benefit in the first quarter of 2006 of $62.6 million, representing the difference between the reserve and the settlement amount. For tax purposes, the settlement payment was treated as a capital loss.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Commitments for capital expenditures amounted to $6.3 million at December 31, 2007.

Noncancelable leases require minimum rental payments through 2020 totaling $296.4 million. Payments required for the years 2008 through 2012 are as follows:

(in thousands)

	2008	2009	2010	2011	2012
Minimum Rental Payments	$61,022	$54,139	$38,711	$29,642	$22,676

These leases are principally for office space and equipment and contain renewal and escalation clauses. Total rental expense amounted to $2.6 million in the Successor Period, $55 million in the 2007 Predecessor Period, $55.3 million in 2006, and $57.5 million in 2005.

Other Guarantees and Contingencies

There are various libel actions, legal proceedings and other matters that have arisen in the ordinary course of business that represent possible contingencies of ours and our subsidiaries. In our opinion, based on advice of legal counsel, the ultimate outcome to us and our subsidiaries as a result of these legal proceedings and other matters will not have a material effect on our financial statements. In addition, we have insurance coverage for many of these matters.

We enter into indemnification agreements in our ordinary course of business, typically with companies from which we are acquiring or to which we are selling businesses, partners in joint ventures, licensees and licensors, and service providers and contractors. Under these agreements we generally indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, as a result of our activities or our breach of the agreement in question or in connection with any intellectual property infringement claim by any third party with respect to our products. These indemnification obligations generally survive termination of the underlying agreement, either for some set number of years or perpetually. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited. We believe that the estimated fair value of these indemnity obligations is minimal and we have no liabilities recorded for these obligations as of December 31, 2007. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Newsprint is our single most important raw material and represented approximately 4% of our total operating expenses in 2007 and approximately 7% in each of 2006 and 2005. We have signed long-term contracts with certain newsprint suppliers for a substantial portion of our annual newsprint requirements and have discretion as to the timing of such purchases.

Dow Jones Shareholder Litigation

In May 2007, two lawsuits were filed against members of the Dow Jones Board of Directors and members of the Bancroft family and unspecified Bancroft family trusts in the Supreme Court of the State of New York by stockholders seeking certification of a class of all stockholders alleging that the members of the Dow Jones Board of Directors and the Bancroft family breached their duties in connection with their consideration of the News Corporation offer. An amended complaint, filed on August 30, 2007, asserted claims for breach of fiduciary duty against the defendants relating to the Merger Agreement, based on the allegation that the defendants placed their interests before those of Dow Jones’ stockholders and prevented those stockholders from obtaining “appropriate consideration” for their Dow Jones shares. The amended complaint also included a claim for damages from the directors. The amount of damages sought was not specified, and there was no claim for damages directly from Dow Jones. A second amended complaint, filed on September 25, 2007, also alleged that the preliminary proxy statement filed with the SEC on September 7, 2007 “omits material information necessary to allow shareholders to make an informed decision concerning the Proposed Merger.” The directors have substantial defenses to the claims. The plaintiffs and Dow Jones reached a settlement in principle of the litigation on October 16, 2007. In connection with the settlement, Dow Jones agreed to include certain disclosures in the proxy statement/prospectus relating to the Merger. Plaintiffs’ counsel intend to apply to the court for an award of attorneys’ fees and expenses of up to $895,000, which Dow Jones has agreed to pay on behalf of all the defendants within ten (10) business days of the settlement becoming effective. A stipulation of settlement has been submitted to the Court and is subject to final court approval.

ISE Litigation

In November 2006, the ISE filed a lawsuit against Dow Jones in the United States District Court for the Southern District of New York seeking a declaratory judgment that no license from Dow Jones is needed to list options on the Dow Jones Industrial Average. The action also names The McGraw-Hill Companies, Inc. as a defendant, and seeks a similar declaration as to options on the S&P 500 index. Dow Jones believes that it has strong defenses to the action. For a number of reasons pleaded in an action Dow Jones filed against ISE and the Options Clearing Corporation in State Court in Illinois, Dow Jones believes it has the right to require anyone seeking to list derivatives based on its proprietary indexes, including the Dow Jones Industrial Average, to obtain a license from Dow Jones. The action in the Southern District of New York has been stayed at the request of Dow Jones and McGraw-Hill pending the outcome of the Illinois state court litigation. ISE has appealed that decision to the Court of Appeals for the Second Circuit. No date has been set for the argument of that appeal.

NOTE 11: PENSION AND OTHER POSTRETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires financial statement recognition of the overfunded or underfunded status of the obligations associated with defined benefit pension, retiree healthcare and other postretirement plans. We adopted SFAS 158 as of December 31, 2006, when it was effective for us, and the impact on our financial statements, for all benefit plans taken as a whole, was not significant. The adoption of SFAS 158 had no effect on our results of operations.

Employee Pensions

We provide retirement plans for a majority of our employees who meet specific length of service requirements through several plans.

Our defined contribution plans cover a majority of our employees. Our 401(k) savings plans are based on a fixed percentage of compensation and allow an employer matching opportunity up to a specified percentage. The contribution for each employee is limited to the amount deductible for income tax purposes. The annual cost of the plans is funded currently. The total costs related to defined contribution plans, on a continuing operations basis, amounted to $2.2 million in the Successor Period, $52.4 million in the 2007 Predecessor Period, $44.4 million in 2006, and $43.2 million in 2005.

Substantially all employees who are not covered by the defined contribution plans are covered by defined benefit pension plans. Our defined benefit pension plan benefits are based on years of service and compensation. The total cost of these defined benefit plans was $0.2 million in the Successor Period, $4.5 million in the 2007 Predecessor Period, $12.1 million in 2006, and $5.8 million in 2005.

Postretirement Benefits other than Pensions

For a majority of our full-time employees, we sponsor defined benefit postretirement medical plans which provide lifetime health care benefits to retirees who meet specified length of service and age requirements, and their eligible dependents. The plans are unfunded.

Plan amendments

In the fourth quarters of 2007 and 2006, we announced modifications to the coverage under our prescription drug plans which affect certain current employees and retirees. The modification in 2006 required certain employees and retirees to contribute a greater percentage of medical costs than they had previously. The modification in 2007 aligned union members with the changes that resulted from the 2006 modifications to non-union members.

Defined Benefit Plans—Obligations and Funded Status

Our defined pension and other postretirement benefit plans, which are measured at December 31, were as follows:

(in thousands)

	Pension Benefits			Other Postretirement Benefits
	(Successor)	(Predecessor)		(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$204,269	$205,305	$208,095	$214,321	$234,100	$261,230
Service cost	225	4,585	6,425	259	6,947	8,910
Interest cost	624	11,363	11,440	659	12,659	13,639
Plan participant contributions	—	—	—	86	1,801	1,349
Plan amendments	—	88	1,871	—	(22,036)	(29,511)
Effect of curtailment/settlement (*)	—	—	(3,968)	—	—	(158)
Actuarial gain	—	(4,472)	(7,560)	—	(8,623)	(11,551)
Benefits paid	(498)	(12,600)	(10,998)	(578)	(11,077)	(10,446)
Retiree Drug Subsidy	—	—	—	—	550	638

Projected benefit obligation at end of period	$204,620	$204,269	$205,305	$214,747	$214,321	$234,100

Change in Plan Assets
Fair value of plan assets at beginning of period	$178,690	$172,895	$157,664
Actual return on plan assets, net	(1,405)	11,726	16,187
Employer contribution	—	6,669	10,042	$492	$9,276	$9,097
Plan participant contributions	—	—	—	86	1,801	1,349
Benefits paid	(498)	(12,600)	(10,998)	(578)	(11,077)	(10,446)

Fair value of plan assets at end of period	$176,787	$178,690	$172,895	$—	$—	$—

Funded status at end of period	$(27,833)	$(25,579)	$(32,410)	$(214,747)	$(214,321)	$(234,100)

Amounts Recognized in the Statement of Financial Position Consist of:
Noncurrent assets	$2,724	$2,753	$2,100
Current liabilities	(388)	(388)	(322)	$(10,332)	$(10,369)	$(10,115)
Noncurrent liabilities	(30,169)	(27,944)	(34,188)	(204,415)	(203,952)	(223,985)

Net amount recognized	$(27,833)	$(25,579)	$(32,410)	$(214,747)	$(214,321)	$(234,100)

Amounts Recognized in Accumulated other Comprehensive Income Consist of:
Net loss	$1,986	$36,003	$40,153	$—	$56,665	$67,425
Prior service cost (credit)	—	1,059	1,529	—	(92,369)	(76,250)

Total	$1,986	$37,062	$41,682	$—	$(35,704)	$(8,825)

(*)

The plan curtailment in 2006 related to the sale of six local media newspaper businesses, as discussed in Note 5, as we recorded additional defined benefit obligations reflecting special termination benefits and curtailment losses.

The accumulated benefit obligation for the defined benefit pension plans was approximately $195 million as of December 31, 2007 and 2006.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(in thousands)

	Pension Benefits				Other Postretirement Benefits
	(Successor)	(Predecessor)			(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Net Periodic Benefit Cost
Service cost	$225	$4,585	$6,425	$5,932	$259	$6,947	$8,910	$9,937
Interest cost	624	11,363	11,440	10,498	659	12,659	13,639	14,718
Expected return on plan assets	(600)	(14,005)	(12,452)	(13,196)	—	—	—	—
Amortization of prior service cost	—	470	698	748	—	(5,635)	(4,038)	(1,730)
Recognized actuarial (gain) loss	(3)	2,045	3,517	1,821	—	1,854	2,541	2,303
Special termination benefits (*)	—	—	1,897	—	—	—	—	—
Plan curtailment (*)	—	—	553	—	—	—	134	—

Total periodic benefit cost	$246	$4,458	$12,078	$5,803	$918	$15,825	$21,186	$25,228

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss (gain)	$1,986	$(4,150)	$(7,199)	$—	$—	$(10,760	$67,425	$—
Prior service (credit) cost	—	(470)	1,529	—	—	(16,119)	(76,250)	—

Total recognized in other comprehensive income	$1,986	$(4,620)	$(5,670)	$—	$—	$(26,879)	$(8,825)	$—

Total recognized in net periodic benefit cost and other comprehensive income	$2,232	$(162)	$6,408	$—	$918	$(11,054)	$12,361	$—

(*)	The plan curtailment and special termination benefits in 2006 related to the sale of six local media newspaper businesses.

Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

(in millions)

	(Successor)	(Predecessor)
	2007	2006
Projected benefit obligation	$195.9	$196.8
Accumulated benefit obligation	187.0	187.3
Fair value of plan assets	165.5	162.5

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	2007	2006	2007	2006
Discount Rate	6.36%	5.91%	6.50%	6.00%
Salary Scale	3.30%	3.28%	n/a	n/a

Weighted-average assumptions used to determine net cost at December 31:

	Pension Benefits				Other Postretirement Benefits
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	2007	2007	2006	2005	2007	2007	2006	2005
Discount Rate	6.36%	5.91%	5.59%	5.80%	6.50%	6.00%	5.63%	5.88%
Expected Asset Return	6.94%	8.64%	8.53%	8.51%	n/a	n/a	n/a	n/a
Salary Scale	3.30%	3.28%	3.00%	3.00%	n/a	n/a	n/a	n/a

Basis for determining the discount rate

Our discount rate was determined by projecting the plans’ expected future benefit payments, as defined for the projected benefit obligations, and discounting those expected payments using an average of yield curves constructed based on a large population of high-quality corporate bonds. The resulting discount rate reflects the matching of plan liability cash flows to the yield curves.

Basis for determining the expected asset return

The expected long-term rate of return on assets assumption for the defined benefit plan was based on gross expected rates of return less anticipated expenses. The gross expected rates of return are the sum of expected real rates of return plus anticipated inflation. Real rates of return were derived for each asset class based on historical rates of returns. The anticipated inflation rate was then added to these expected real returns to arrive at the expected long-term rate of return on asset assumption. The expected long-term rate is then compared to actual historic investment performance of the plan assets and evaluated through consultation with investment advisors.

Health care cost trend rate

A 9.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for 2008, gradually decreasing to 5% by the year 2015 and remaining at that rate thereafter. Our health care cost trend rate assumed for 2007 was 9% decreasing to 5% by the year 2013.

A one percentage point change in the assumed health care cost trend rates would have had the following effects in 2007:

(in thousands)

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation as of December 31, 2007 (Successor)	$32,499	$(26,407)
Total service and interest cost for period from January 1, 2007 to December 13, 2007 (Predecessor)	3,469	(2,745)
Total service and interest cost for period from December 14, 2007 to December 31, 2007 (Successor)	205	(104)

Defined Benefit Pension Plan Assets

The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of moderate risk. We provide guidance to the investment manager who has responsibility for asset allocation within the following ranges: equity investments between 25% to 75%, debt securities between 25% to 75%, and cash equivalents from 0% to 50%. In addition, the investment manager may not allocate more than 35% to a specific industry or more than 5% to an individual company.

Pension plan asset allocation at December 31, 2007 and 2006 and the target allocation for 2008 are as follows:

	(Successor)	(Predecessor)	(Successor)
	Allocation as of December 31		Target Allocation
Asset Category	2007	2006	2008
Equity securities	67%	71%	65%
Debt securities	33%	29%	35%

	100%	100%	100%

Expected Contributions

We expect to make approximately $7 million of contributions to fund the pension plans in 2008.

Expected Future Benefit Payments

We expect to pay the following benefit payments, which reflect expected future service:

(in thousands)

	Pension Benefits	Other Post Retirement Benefits
2008	$11,894	$11,439
2009	12,006	11,788
2010	12,244	12,124
2011	12,508	12,661
2012	13,045	13,313
2013-2017	71,911	69,117

NOTE 12: INCOME TAXES

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) was issued, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 when it became effective for us as of January 1, 2007. Upon adoption, we recorded approximately a $1.7 million increase in liabilities, a $0.4 million increase in assets and a $1.3 million reduction to retained earnings.

Unrecognized tax benefits (all of which would impact the effective tax rate if recognized) were $19.2 million at January 1, 2007. Interest expense associated with unrecognized tax benefits, which is recorded on a net basis within income taxes, totaled $0.1 million in the Successor Period and $0.7 million in the 2007 Predecessor Period. The balance of interest accrued totaled $2.7 million and $3.5 million as of January 1, 2007 and December 31, 2007, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)

Predecessor:
Balance at January 1, 2007	$19.2
Additions based on tax positions related to the current year	3.6
Additions for tax positions of prior years	0.8
Reductions for tax positions of prior years	(2.5)

Balance at December 13, 2007	$21.1

Successor:
Activity during the period from December 14, 2007 to December 31, 2007	$—

Balance at December 31, 2007	$21.1

The remaining tax years subject to examination by the Internal Revenue Service, as of December 31, 2007, were 2002-2007. State income tax returns are generally subject to examination for a period of three to four years after filing. We have various state income tax returns in the process of examination. The statute of limitations for certain tax returns is expected to expire within twelve months which could result in a decrease in the unrecognized tax benefit balance of $3 to $4 million.

The components of consolidated income from continuing operations before income taxes and equity earnings were as follows:

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Domestic	$4,379	$113,700	$127,887	$89,476
Foreign	(1,586)	(41,178)	(39,937)	(53,099)

Income from continuing operations before income taxes and equity earnings	$2,793	$72,522	$87,950	$36,377

The following is a reconciliation of income tax expense from continuing operations to the amount derived by multiplying income from continuing operations before income taxes and equity earnings by the statutory federal income tax rate of 35%.

(dollars in thousands)

	(Successor)		(Predecessor)
	Period From December 14, 2007 to December 31, 2007	% of Income Before Taxes	Period From January 1, 2007 to December 13, 2007	% of Income Before Taxes	2006	% of Income Before Taxes	2005	% of Income Before Taxes
Income before income taxes and equity earnings multiplied by statutory federal income tax rate	$978	35.0%	$25,382	35.0%	$30,783	35.0%	$12,732	35.0%
State and foreign taxes, net of federal income tax effect	53	1.9	6,574	9.1	2,603	3.0	3,482	9.6
Direct transaction costs related to the Merger	—	—	15,032	20.7	—	—	—	—
Nondeductible capital loss, net of utilization	—	—	—	—	(21,927)	(24.9)	754	2.1
Resolution of certain income tax matters (1)	—	—	(2,075)	(2.9)	(21,147)	(24.0)	(9,148)	(25.1)
Other, net	—	—	(2,380)	(3.3)	(1,585)	(1.8)	(908)	(2.5)

Total income taxes (2)	$1,031	36.9%	$42,533	58.6%	$(11,273)	(12.8)%	$6,912	19.0%

(1)	Certain income tax matters impacted the rates of the respective years as follows:

2007

In the first quarter of 2007, we recorded a tax benefit of $2.1 million as a result of the expiration of statute of limitations related to certain previously reserved state tax matters.

2006

In the fourth quarter of 2006, we recorded a tax benefit of $13.9 million as a result of a favorable resolution of certain federal and state tax matters. In October 2006, an agreement was concluded pursuant to the tax treaty between the United States and the United Kingdom which eliminated the uncertainty of deducting certain foreign losses for U.S. tax purposes. In addition, certain state statutes of limitations expired during the fourth quarter and, as a result, we adjusted our tax accounts accordingly.

In the third quarter of 2006, we recorded a tax benefit of $7.2 million and related interest income of $0.4 million as a result of a favorable resolution of certain state matters reflecting the expiration of statute of limitations and a federal tax refund.

2005

In the fourth quarter of 2005, we received a federal tax refund, including interest, related to the settlement of claims from previously filed returns. Pursuant to the settlement of these claims, during the fourth quarter of 2005, we recorded an adjustment of $8 million to our tax accounts and recorded interest income of $1.4 million ($0.9 million, net of taxes). The total impact of these items was an increase in net income of $8.9 million. Additionally, in the third quarter of 2005, we recorded an adjustment of $1.1 million to our tax accounts as a result of other tax matters.

(2)	The sum of the individual amounts may not equal the total due to rounding.

Consolidated income tax expense from continuing operations was as follows:

(in thousands)

	Federal	State	Foreign	Total
Period From December 14, 2007 to December 31, 2007 (Successor)
Currently payable	$(3,812)	$(1,252)	$—	$(5,064)
Deferred	4,845	1,250	—	6,095

Total	$1,033	$(2)	$—	$1,031

Period From January 1, 2007 to December 13, 2007 (Predecessor)
Currently payable	$24,023	$(1,296)	$10,070	$32,797
Deferred	6,361	3,331	44	9,736

Total	$30,384	$2,035	$10,114	$42,533

2006 (Predecessor)
Currently payable	$(630)	$(13,216)	$7,028	$(6,818)
IRS 2001 federal audit tax refund	(2,841)	—	—	(2,841)
Deferred	805	(2,324)	(95)	(1,614)

Total	$(2,666)	$(15,540)	$6,933	$(11,273)

2005 (Predecessor)
Currently payable	$31,919	$2,740	$4,374	$39,033
IRS 1999-2000 federal audit tax refund	(6,417)	—	—	(6,417)
Deferred	(20,365)	(5,332)	(7)	(25,704)

Total	$5,137	$(2,592)	$4,367	$6,912

Our combined current and noncurrent deferred taxes at December 31, 2007 and 2006 consisted of the following deferred tax assets and liabilities:

(in thousands)

	Deferred Tax Assets		Deferred Tax Liabilities
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	2007	2006	2007	2006
Depreciation			$108,181	$74,331
Employee benefit plans, including deferred compensation	$226,385	$145,612	—	—
Investments	—	—	6,560	3,090
Intangibles	—	—	864,249	44,361
Leases	11,284	5,663	—	—
Capital loss carryforward	6,650	7,235	—	—
Unrecognized capital loss carryforward	7,255	7,607	—	—
Income tax valuation allowance for capital loss carryforward	(13,905)	(14,842)	—	—
Net operating loss carryforward—acquired	2,191	11,485	—	—
Other	12,817	10,108	39,085	20,864

Total deferred taxes	$252,677	$172,868	$1,018,075	$142,646

Capital Loss Carryforward Valuation Allowance

Approximately $7 million of the loss carryforward is recognized for tax purposes and will expire in 2010. In 2006, through divestitures, we generated tax capital gains of approximately $264 million, which were offset by a tax capital loss of $202 million resulting from the contract guarantee settlement in early 2006 and available capital loss carryforwards. At the end of 2006, approximately $93 million of available capital loss carryforwards expired.

Income Taxes Paid, net

Income tax payments were $57.2 million for the 2007 Predecessor Period, $28.4 million in 2006, and $16.7 million in 2005; no payments were made during the Successor Period.

NOTE 13: CAPITAL STOCK

Under the terms of the Merger Agreement, record holders of certificated Dow Jones common stock (as more fully described in the proxy statement/prospectus) had the opportunity to elect to exchange all or a portion of those Dow Jones shares for Class B Common Units instead of receiving $60 in cash for each of those shares. The number of Class B Common Units a record holder could receive for each Dow Jones share for which a unit election was validly made was determined before the closing of the Merger by dividing $60 by the volume weighted average price of News Corporation Class A Common Stock on the New York Stock Exchange over the five (5) trading days ending on the last trading day preceding the closing date of the Merger. The unit election right was subject to allocation and proration procedures designed to ensure that no more than 250 stockholders of record of Dow Jones received Class B Common Units in the Merger, and that those Dow Jones stockholders received Class B Common Units in exchange for no more than 8,599,159, or approximately 10%, of the outstanding shares of Dow Jones. Immediately following the merger, the number of stockholders of record was 160 holders of the Class B Common Units and one holder of the Class A Common Units.

After a limited period of time following the closing of the Merger, the Class B Common Units will be exchangeable at the option of the holder, on a one-for-one basis (subject to adjustment), into shares of News Corporation Class A Common Stock. The Class B Common Units will not be listed on any securities exchange and will be subject to significant transfer restrictions as described below and in the proxy statement/prospectus and consequently, trading activity, if any, in the Class B Common Units is likely to be limited. We expect that our Class B Common Units will be effectively illiquid. Shares of News Corporation’s Class A Common Stock trade on the New York Stock Exchange under the symbol “NWS-A.”

We anticipate that distributions on Class A Common Units and Class B Common Units will be paid at the same time and in the same amount (subject to adjustment based on the exchange ratio then in effect) as News Corporation pays dividends on shares of News Corporation Class A Common Stock. However, distributions are payable only if, as and when declared by the Board of Managers out of legally available funds and there is no guarantee that any distributions will be paid.

Authorized Stock

Class A Common Units and Class B Common Units

Subject to the limitations contained in the amended and restated operating agreement, our Board of Managers is authorized to issue such number of equity interests of Ruby Newco of any class, series or tranche as the Board of Managers may determine.

The Board of Manager’s authorization to issue Ruby Newco equity interests is subject to the following limitations:

•	following July 31, 2007, the date of the Operating Agreement, Ruby Newco will not issue additional Class B Common Units;

•	initially, and for so long as there are Class B Common Units outstanding, the capital structure of Ruby Newco will consist only of (1) Class A Common Units and (2) Class B Common Units;

•	until July 31, 2009, the second anniversary of the date of the Operating Agreement, additional equity interests may only be issued to ) Class A Common Unit holders and Class B Common Unit holders; and

•

Ruby Newco generally may not issue any equity interests if the issuance would (1) cause the transactions contemplated by the merger agreement not to qualify as an exchange described in Section 351 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or (2) for so long as there are any Class B Common Units outstanding, cause a “subsequent merger” effected in accordance with the Operating Agreement at the request of a majority of the holders of Class B Common Units not to qualify as a reorganization under Section 368(a) of the Code.

Voting Rights

Class A Common Units and Class B Common Units

Holders of Class B Common Units are entitled to vote with holders of Class A Common Units on a one vote per unit basis in the election of Managers.

Other than in the election of Managers, holders of Class B Common Units will not be entitled to vote on any matters submitted to members for decision, except that, for so long as any Class B Common Units are outstanding, Ruby Newco cannot undertake any of the following actions without the consent of a majority of the outstanding Class B Common Units:

•	sale or other disposition of all or substantially all of the assets of Ruby Newco, unless the sale is for fair value;

•

in the event that News Corporation paid a dividend on News Corporation Class A Common Stock and Ruby Newco failed to pay a matching dividend (after giving effect to the exchange ratio) on the Class B Common Units within 45 days of the News Corporation dividend (a “distribution failure”), for so long as the distribution failure continues, repurchase or redeem any class of units (other than the Class B Common Units) or make any loans or advances to News Corporation or any of its affiliates;

•

amend the Operating Agreement to change or alter the rights of the Class B Common Units or otherwise so as to adversely affect in any manner, including as to tax treatment, the Class B Common Units or the holders thereof; or

•	except as required by a subsequent change in law, allow Ruby Newco to be classified for U.S. federal income tax purposes other than as a corporation.

Conversion Rights

Class A Common Units and Class B Common Units

For the first 120 days after December 13, 2007, the closing of the Merger (i.e., until April 11, 2008), the Class B Common Units will not be exchangeable for News Corporation Class A Common Stock. Between the 121st and 180th day after the closing of the Merger (i.e., between April 12, 2008 and June 10, 2008), each holder of Class B Common Units will be permitted to exchange up to 25% of the total number of units that the holder received in the Merger for shares of News Corporation Class A Common Stock. Following the 180th day after the closing of the Merger (i.e., from June 11, 2008), any or all Class B Common Units may be freely exchanged for shares of News Corporation Class A Common Stock. The initial exchange rate (the “exchange ratio”) will be one share of News Corporation Class A Common Stock for each Class B Common Unit, subject to adjustment pursuant to the terms of the Operating Agreement.

NOTE 14: EARNINGS PER SHARE AND STOCK-BASED COMPENSATION PLANS

Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

(in thousands, except per share amounts)

	(Predecessor)(1)
	Period From January 1, 2007 to December 13, 2007(3)	2006(3)	2005(3)
Income from continuing operations	$38,940	$124,291	$10,505
Income from discontinued operations	23,063	262,273	49,890

Net income	$62,003	$386,564	$60,395

Weighted-average shares outstanding—basic	85,053	83,254	82,751

Effect of dilutive securities:
Stock options	307	31	139
Other, principally contingent stock rights	622	440	299

Weighted-average shares outstanding—diluted (2)	85,982	83,725	83,189

Earnings per basic share:
Continuing operations	$.46	$1.49	$.13
Discontinued operations	.27	3.15	.60

Earnings per basic share	$.73	$4.64	$.73

Earnings per diluted share:
Continuing operations	$.45	$1.48	$.13
Discontinued operations	.27	3.13	.60

Earnings per diluted share (4)	$.72	$4.62	$.73

(1)

All stock-based instruments of the Predecessor were converted to either cash or News Corporation instruments upon completion of the Merger. Accordingly, there were no dilutive securities during the Successor period from December 14, 2007 to December 31, 2007. Earnings per share for the Successor period can be calculated from information included on the Consolidated Statements of Income and is therefore not included in the above table.

(2)

The diluted average shares outstanding have been determined using the treasury stock method, which assumes the proceeds from the exercise of outstanding options were used to repurchase shares at the average market value of the stock during the year.

(3)

Options to purchase 4,523,000 shares of Dow Jones common stock in the 2007 Predecessor Period at an average price of $54.84, options to purchase 9,074,000 shares of Dow Jones common stock in 2006 at an average price of $52.36, and options to purchase 9,114,000 shares of Dow Jones common stock in 2005 at an average price of $53.20 have been excluded from the diluted earnings per share calculation for each respective period because the options’ exercise prices were greater than the average market price during the period and to include such securities would be antidilutive.

(4)	The sum of individual amounts may not equal total due to rounding.

Stock-based Compensation Plans

Prior to the closing of the Merger on December 13, 2007 the 2001 LTIP provided for the grant of contingent stock rights, stock options, restricted stock, restricted stock units and other stock-based awards. At the closing of the Merger, outstanding in-the-money Dow Jones share-based instruments were generally converted into (i) the right to receive, at the time of vesting, cash consideration of $60 for each share underlying the award less any applicable exercise price or (ii) at the election of the holder News Corporation stock-based awards, pursuant to which, upon vesting, the holder would acquire a number of shares of News Corporation Class A Common Stock determined in accordance with the Merger agreement. Outstanding out-of-the-money Dow Jones stock-based instruments were converted at the Merger closing date into options to acquire a number of shares of News Corporation Class A Common Stock based on an exchange ratio of approximately 2.87. Non-vested stock-based awards were converted, at the election of the holder, into the right to receive either cash consideration of $60 for each share underlying the award or News Corporation stock-based awards, as described more fully below. No further grants will be made from any of the Dow Jones stock compensation plans.

We adopted SFAS 123R and the related FASB Staff Positions using the modified prospective application when it became effective on January 1, 2006. Prior to the adoption of SFAS 123R, we applied APB 25 and charged against income the stock-based compensation expense for the stock-based plans other than stock options—principally in relation to our contingent stock rights, restricted stock units and restricted stock award plans. Had our stock-based compensation been determined by the fair-value based method of SFAS 123R during 2005, as it was subsequently, our net income and earnings per share would have been as follows:

(in thousands, except per share amounts)

2005
Net income, as reported	$60,395

Add: Stock-based compensation expense included in reported net income, net of taxes	6,023

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of taxes (*)	(8,296)

Adjusted net income	$58,122

Earnings per basic share:
As reported	$.73
As adjusted	$.70

Earnings per diluted share:
As reported	$.73
As adjusted	$.70

(*)	Total stock-based compensation expense is net of taxes of $5.5 million.

The following table provides the estimated fair value, under the Black-Scholes option-pricing model, of each Dow Jones stock option granted in 2007, 2006 and 2005 and the significant weighted-average assumptions used in their determination. The expected life represents an estimate of the period of time stock options are expected to remain outstanding based on the historical exercise behavior of employees. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant corresponding with the expected life of such grant. Similarly, the expected volatility was estimated based on the historical volatility over the term of the expected life, while the expected dividend yield was based on historical dividend payments.

Options under Stock Option Plans	Fair Value	Risk-Free Interest Rate	Dividend Yield	Expected Life (years)	Volatility
Period from December 14, 2007 to December 31, 2007 (Successor)	$4.18	3.3%	0.6%	2.7	22.1%
Period from January 1, 2007 to December 13, 2007 (Predecessor)	9.60	4.7	2.7	6.0	26.7
2006 (Predecessor)	10.39	4.7	2.6	6.0	28.5
2005 (Predecessor)	9.53	3.7	2.4	5.0	27.7

Stock options

Options for shares of Dow Jones common stock were granted under prior plans at not less than the fair market value of the Dow Jones common stock on the date of grant. All stock options outstanding at December 31, 2007 and December 31, 2006 were exercisable other than the 2007, 2006 and 2005 grants which will vest and become exercisable three years from the respective date of grant pursuant to a three-year “cliff” vesting schedule. Stock options expire ten years from the date of grant.

The activity with respect to options under our stock option plans was as follows:

(in thousands, except per share amounts)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Predecessor:
Balance at January 1, 2007	9,179	$51.57
Granted	730	37.32
Exercised	(2,707)	49.01
Terminated/Canceled	(348)	50.05

Balance at December 13, 2007	6,854	$51.14	5.0	$64,482

Merger Transaction:
Conversion to cash obligation	(4,361)	$47.70		$(53,650)
Election to receive News Corporation instrument	(2,493)	57.17		(10,832)

Balance of Dow Jones options	—	$—	—	$—

Successor:
Grant of News Corporation instruments	7,149	$19.94		$10,832

Balance at December 31, 2007	7,149	$19.94	3.7	$10,832

Options exercisable at December 31, 2007	6,371	$20.74	3.1	$4,929

All News Corporation stock options granted are expected to vest.

Options outstanding at December 31, 2007 (Successor) are summarized as follows:

(in thousands, except per share amounts)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Intrinsic Value(*)	Shares	Weighted- Average Exercise Price	Intrinsic Value(*)
$ 3.14 to $10.42	17	$6.99	5.9	$243	17	$6.99	$243
$12.78 to $13.64	665	13.16	8.7	5,160	7	13.53	52
$14.34 to $17.13	415	15.66	4.4	2,191	295	16.19	1,396
$18.36 to $19.23	1,537	19.03	4.5	2,900	1,537	19.03	2,900
$19.35 to $21.08	2,310	20.80	3.1	338	2,310	20.80	338
$21.88 to $25.54	2,186	22.40	2.1	—	2,186	22.40	—
$40.08 to $59.31	19	46.49	1.6	—	19	46.49	—

Balance at December 31, 2007	7,149	$19.94	3.7	$10,832	6,371	$20.74	$4,929

(*)

Represents the excess of the price to be paid per share of Dow Jones common stock pursuant to the Merger Agreement ($60), over the respective exercise price of the options multiplied by the number of in-the-money stock options at December 31, 2007, adjusted for the conversion ratio of approximately 2.87.

Contingent stock rights

Prior to the closing of the Merger, contingent stock rights (“CSRs”) granted under the 2001 LTIP entitled the holder to receive future payments in the form of Dow Jones common stock, cash or a combination of both. The participant was also paid a dividend on these contingent stock rights during the performance period, which was treated as compensation expense over this period. The compensation ultimately received depended on the extent to which specific performance criteria were achieved during the respective performance period (three years for 2007, 2006, and 2005 grants; four years for prior grants), as determined by the compensation committee. Compensation finally awarded could be less than or equal to that specified in the right, but could not exceed the right.

Upon the closing of the Merger, all CSRs then outstanding for all performance periods were valued at “target.” Holders of CSRs will receive a payout in respect of their CSRs at the end of the applicable performance period if the holder is then employed by Ruby Newco. After the closing of the Merger, each holder of CSRs is entitled to receive, for each quarter during the performance period applicable to their CSRs, cash payments equal to the maximum number of shares of Dow Jones common stock that the holder would have received in respect of his or her CSRs under their terms as in effect immediately before the Merger multiplied by $0.25, the amount of the regular quarterly dividend previously paid on Dow Jones common stock.

The activity with respect to the number of contingent stock rights outstanding was as follows:

(in thousands of contingent stock rights)

Predecessor:
Balance at January 1, 2007	1,286
Granted	403
Final awards (*)	(243)
Terminated/Canceled	(662)

Balance at December 13, 2007	784

Merger Transaction:
Conversion to cash obligation	(730)
Election to receive News Corporation instrument	(54)

Balance of Dow Jones contingent stock rights	—

Successor:
Grant of News Corporation instruments	154

Balance of News Corporation contingent stock rights at December 31, 2007	154

(*)	The combined market value of the final shares awarded in 2007 was $9.4 million based on the stock price on the date of award.

Restricted stock units and Restricted stock awards

Restricted stock units cliff vest at the end of three years from the date of grant and are payable in common stock. Any dividends accrued during this period would be payable at the end of the three-year period in cash.

The vesting of restricted stock awards may be conditional upon the completion of a specified period of employment, upon attainment of specified performance goals, and/or any other such criteria as the Compensation Committee of the News Corporation Board of Directors may determine. During the 2007 Predecessor Period and 2006, we granted restricted stock awards with a market value of $0.3 million and $0.6 million, respectively.

The activity with respect to restricted stock units and restricted stock awards outstanding was as follows:

(in thousands of units or awards)

	Restricted Stock
	Units	Awards
Predecessor:
Balance at January 1, 2007	463	109
Granted	351	8
Vested	(79)	(3)
Terminated/Canceled	(143)	(19)

Balance at December 13, 2007	592	95

Merger Transaction:
Conversion to cash obligation	(467)	(95)
Election to receive News Corporation instrument	(125)	—

Balance of Dow Jones units / awards	—	—

Successor:
Grant of News Corporation instruments	358	—

Balance of News Corporation units / awards	358	—

We expect that all of the outstanding nonvested units and awards will vest.

Restricted stock units outstanding (Successor):

(in thousands, except per share amounts)

Performance Period	Shares Granted	Average Grant Price	Terminated/ Canceled	Balance
2005-2007	71	$14.18	—	71
2006-2008	118	$13.36	—	118
2007-2009	169	$13.02	—	169

Total	358		—	358

The total compensation cost related to all nonvested stock-based awards not yet recognized was $32.2 million as of December 31, 2007 and is expected to be recognized over a weighted-average period of approximately one and one-half years.

Stock purchase plan

Prior to the closing of the Merger, eligible employees were able to purchase shares of Dow Jones common stock based on compensation through payroll deductions or a lump-sum payment under the terms of the Dow Jones 1998 Employee Stock Purchase Plan (the “ESPP”). The purchase price for payroll deductions was the lower of 85% of the fair market value of the stock on the first or last day of the purchase period. Lump-sum purchases were made during the offering period, which was during the month of July each year, at the lower of 85% of the fair market value of the stock on the first day of the purchase period or the payment date. Under the ESPP, we sold 93,000 shares and 104,000 shares of Dow Jones common stock to employees in 2006 and 2005, respectively; no shares were sold in 2007. At December 31, 2007, there were no shares available for future offerings.

NOTE 15: BUSINESS SEGMENTS

Consumer media is comprised primarily of The Wall Street Journal franchise (including domestic and international print, online, television and radio); and the relatively smaller Barron’s (including print, online and conferences) and MarketWatch franchises (including online, newsletters, television and radio). The consumer media segment is an integrated business that offers business and financial information content to the consumer market around the globe. This content is produced to gain readership and ultimately to earn revenue from advertisers and those readers. We manage consumer media as one segment as its products largely comprise the global WSJ brand, and its sales, newsgathering and most production efforts are centralized and shared across the different editions and our various offerings in the segment are highly integrated.

Enterprise media is managed as one segment as it comprises product offerings under the Dow Jones brand and offers business and financial information content to other businesses and financial professionals around the globe. Its exclusive business and financial content is highly valued by its customers. In addition, its product offerings rely on advanced delivery technology to meet customer’s needs and part of this segment’s overall strategy is to add more value to content with technology-enabled, well-designed and conveniently delivered enhancements and new products. It has a shared information technology infrastructure, including a product development group that develops tools used in all of the offerings. Enterprise media’s revenues are primarily subscription-based and the segment is comprised of Dow Jones Newswires, Dow Jones Financial Information Services, Dow Jones Indexes, Dow Jones Reprints/Permissions, Dow Jones Client Solutions and Factiva.

Our local general-interest community newspapers and their online media properties, previously reported in the local media segment, are considered to be discontinued operations (see Note 5).

We evaluate the performance of our segments exclusive of restructuring charges. See Note 6 for a further discussion of these items.

Our operations by reportable business segment, on a continuing basis, were as follows:

Financial Data by Business Segment

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Revenues:
Consumer media	$47,121	$1,112,163	$1,123,476	$1,042,656
Enterprise media	30,391	684,452	408,616	380,340
Segment eliminations (1)	(286)	(6,974)	(433)	—

Consolidated revenues	$77,226	$1,789,641	$1,531,659	$1,422,996

(Loss) Income Before Income Taxes and Equity Earnings:
Consumer media	$(574)	$77,869	$33,987	$(2,557)
Enterprise media	6,008	152,631	102,875	91,502

Segment operating income	5,434	230,500	136,862	88,945

Corporate (2)	(2,548)	(129,831)	(37,420)	(36,019)
Restructuring and other items, net (3)	—	(9,479)	(42,746)	(11,367)

Consolidated operating income	$2,886	$91,190	$56,696	$41,559

Investment income	38	1,366	1,096	2,120
Interest expense	(432)	(20,544)	(30,516)	(19,297)
Contract guarantee	—	—	62,649	(4,090)
Other, net	301	510	(1,975)	16,085

Income from continuing operations before income taxes and equity earnings	$2,793	$72,522	$87,950	$36,377

Depreciation and Amortization Expense:
Consumer media	$3,339	$59,080	$64,915	$72,296
Enterprise media	1,609	30,832	21,446	23,279
Corporate	802	777	127	150

Consolidated depreciation and amortization expense	$5,750	$90,689	$86,488	$95,725

Assets at December 31: (4)
Consumer media	$1,978,960		$1,025,286	$1,036,267
Enterprise media	1,255,146		606,943	369,712

Segment assets	3,234,106		1,632,229	1,405,979
Goodwill (Successor)	4,033,568		—	—
Assets of discontinued operations	351,583		285,643	328,203
Cash and investments	66,960		37,690	47,790

Consolidated assets	$7,686,217		$1,955,562	$1,781,972

Capital Expenditures:
Consumer media	$6,248	$53,879	$60,358	$32,447
Enterprise media	3,219	28,117	13,464	10,883

Consolidated capital expenditures	$9,467	$81,996	$73,822	$43,330

Financial Data by Geographic Area

(in thousands)

	(Successor)	(Predecessor)
	Period From December 14, 2007 to December 31, 2007	Period From January 1, 2007 to December 13, 2007	2006	2005
Revenues:
United States	$61,704	$1,462,672	$1,366,673	$1,272,608
International	15,522	326,969	164,986	150,388

Consolidated revenues	$77,226	$1,789,641	$1,531,659	$1,422,996

Plant, Property and Equipment, Net of Accumulated Depreciation: (4)
United States	$588,411		$518,728	$501,909
International	10,880		11,246	10,833

Consolidated plant, property and equipment, net	$599,291		$529,974	$512,742

Goodwill and Intangible Assets, Net of Accumulated Amortization: (4)
United States	$1,792,432		$625,569	$545,595
International	436,564		187,279	57,498
Goodwill (Successor)	4,033,568		—	—

Consolidated goodwill and intangible assets, net	$6,262,564		$812,848	$603,093

(1)	Represents elimination of content fees charged to Factiva post acquisition.
(2)

The increase in corporate expense in 2007 relative to prior years primarily reflected direct transactions costs of approximately $64.7 million from the Merger coupled with significantly higher stock-based compensation costs of approximately $22.7 million. A portion of our stock-based compensation is payable in cash based on the underlying value of our common stock and, accordingly, increased in value during the second, third and fourth quarters following the announcement that News Corporation had submitted a proposal to acquire Dow Jones at $60 per share.

(3)

Restructuring and other items are not included in segment expenses, as management evaluates segment results exclusive of these items. For information purposes, the restructuring and other items allocable to each segment were as follows:

(in thousands)

	(Predecessor)
	Period From January 1, 2007 to December 13, 2007	2006	2005
Consumer media	$(7,356)	$(29,230)	$(8,856)
Enterprise media	(2,030)	(8,556)	(1,698)
Corporate	(93)	(4,960)	(813)

Total	$(9,479)	$(42,746)	$(11,367)

(4)

Balance sheet data as of December 13, 2007 not presented. Goodwill as of December 31, 2007 will not be included in the segment assets nor the financial data by geographic area until the final valuation is complete.

NOTE 16: FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Our investments include marketable equity securities, which are carried at their market value. As of December 31, 2007, the market and book value of these securities was $2.9 million. As of December 31, 2006, the market value of these securities was $3 million, reflecting an unrealized gain of $0.6 million. The balance of the other investments is carried at original cost.

The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and other borrowings approximate fair value. The fair value of our 3-year bonds, determined based on quoted market prices, totaled $224.9 million and $221.2 million at December 31, 2007 and 2006, respectively, compared with a book value of $225 million in both periods.

Foreign Currency Exchange Forward Contracts

We enter into foreign currency exchange forward contracts to mitigate earnings volatility through the use of cash flow hedges. Our revenues are largely collected in U.S. dollars. However, certain anticipated operating expenses are denominated in foreign currencies and accordingly are hedged. Realized gains or losses on foreign currency exchange forward contracts are recognized currently through income and generally offset the transaction gains or losses on the foreign currency cash flows which they are intended to hedge.

During 2007 and 2006, we entered into foreign currency exchange forward contracts to exchange U.S. dollars for foreign currencies. While there were no amounts outstanding as of December 31, 2007, the following was outstanding as of December 31, 2006:

(in millions)

	(Predecessor)
	2006
	Foreign Currency	U.S. Dollar
British Pound	3.6	6.9
Euro	1.0	1.2

The fair value of the above contracts was insignificant.

We also periodically enter into foreign currency exchange forward contracts to limit cash flow and earnings volatility that results from remeasuring certain foreign currency payables at prevailing exchange rates. The unrealized gains or losses of these forward contracts were recognized in Other, net in the income statement and were not outstanding as of December 31, 2007 or 2006.

Concentrations of Credit Risk

Financial instruments that potentially could subject us to concentrations of credit risk consist largely of trade accounts receivable. We sell print and electronic information products world-wide to a wide variety of customers in the financial, business and private investor marketplaces. The concentration of credit risk with respect to trade receivables is slight due to the large number and geographic dispersion of customers that comprise our customer base.

NOTE 17: VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth our valuation and qualifying accounts for the Successor Period, the 2007 Predecessor Period and the years ended December 31, 2006 and 2005 (in thousands):

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Successor:
Period from December 14, 2007 to December 31, 2007:
Reserves deducted from assets—Allowance for doubtful accounts	$3,912	$274	$42	$101	(2)	$4,127

Tax valuation allowance	$13,905	$—	$—	$—		$13,905

Predecessor:
Period from January 1, 2007 to December 13, 2007:
Reserves deducted from assets—Allowance for doubtful accounts	$4,299	$1,706	$1,222	$3,315	(2)	$3,912

Tax valuation allowance	$14,842	$—	$—	$937		$13,905

Year ended December 31, 2006:
Reserves deducted from assets—Allowance for doubtful accounts	$4,690	$1,604	$1,268	$3,263	(2)	$4,299

Tax valuation allowance	$170,271	$—	$—	$155,429	(3)	$14,842
Year ended December 31, 2005:
Reserves deducted from assets—Allowance for doubtful accounts	$3,847	$1,427	$1,193	$1,777	(2)	$4,690

Tax valuation allowance	$165,311	$16,031	$—	$11,071		$170,271

(1)	Recoveries of accounts previously written off.
(2)	Accounts written off as uncollectible and credits issued to customers.
(3)	Includes adjustments related to the utilization of capital loss carryforwards, the settlement of the contract guarantee and the expiration of capital loss carryforwards.

NOTE 18: SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our selected quarterly financial data, adjusted for discontinued operations:

(in millions, except per share amounts)

	(Predecessor)				(Successor)	(Combined)
	Quarters
	First	Second	Third	Fourth(1)	Period From December 14, 2007 to December 31, 2007	Year(2)
2007
Revenues	$451.7	$467.2	$432.2	$438.5	$77.2
Operating income	32.9	26.1	16.6	15.6	2.9
Income from discontinued operations, net of tax	3.4	7.7	7.5	4.5	0.9
Net income	22.6	21.0	13.8	4.6	3.1
Earnings per share:
Basic	$.27	$.25	$.16	$.05	$.03
Diluted	.27	.25	.16	.04	.03

2006
Revenues	$372.6	$389.4	$347.5	$422.2	$—	$1,531.7
Operating (loss) income	(7.8)	27.8	(0.5)	37.3	—	56.7
Income from discontinued operations, net of tax	5.5	14.5	101.2	141.1	—	262.3
Net income	61.5	28.8	105.4	190.9	—	386.6
Earnings per share:
Basic	$.74	$.35	$1.27	$2.29	$—	$4.64
Diluted	.74	.34	1.26	2.27	—	4.62

The following table sets forth certain items included in net income by quarter:

(in millions)

	(Predecessor)				(Successor)	(Combined)
	Quarters
	First	Second	Third	Fourth(1)	Period From December 14, 2007 to December 31, 2007	Year(2)
2007
Costs related to the Merger
• incremental stock-based compensation	$—	$(11.0)	$(1.7)	$(1.0)	$—
• direct transaction costs	—	—	(7.7)	(46.4)	—
Restructuring and other items, net	—	(5.6)	—	—	—
Restructuring and other items, net—discontinued operations	—	(0.4)	—	—	—
Certain income tax matters	2.1	—	—	—	—

Total	$2.1	$(17.0)	$(9.4)	$(47.4)	$—
2006
Restructuring and other items, net	$(11.8)	$(5.6)	$—	$(8.3)	$—	$(25.6)
Contract guarantee	62.6	—	—	—	—	62.6
Certain income tax matters	—	—	7.6	13.9	—	21.4
Gain on disposition of equity investments	—	—	—	14.3	—	14.3
Restructuring and other items, net—discontinued operations	(0.7)	1.5	—	(1.0)	—	(0.2)
Gain on sale of local media newspapers	—	—	—	132.1	—	132.1
Reversal of tax valuation allowance	—	—	89.4	—	—	89.4

Total	$50.1	$(4.1)	$97.0	$151.0	$—	$294.0

(1)	The fourth quarter of 2007 represents the period from October 1, 2007 to December 13, 2007.
(2)	The sum of the individual amounts may not equal the total due to rounding.

NOTE 19: SUBSEQUENT EVENT

In February 2008, the 3.875% Senior Notes totaling $225 million were repaid pursuant to their original maturities. This was funded through borrowings from News Corporation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

As permitted pursuant to the rules of the SEC for newly public companies, this Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report by our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Managers

Pursuant to the terms of the Operating Agreement, the business and affairs of the Company are managed by the Board, which is responsible for setting Company policies, making all decisions affecting our business and appointing and terminating our officers. News Corporation, as owner of approximately 92% of our outstanding equity interests, controls us and, indirectly, Dow Jones, and has the power to elect all of the members of the Board (except in certain limited circumstances as set forth in the Operating Agreement), appoint new management and, subject to certain limitations, approve any action requiring the approval of the holders of our common units, including adopting certain amendments to the Operating Agreement and approving mergers or sales of all or substantially all of our assets, including the common stock of Dow Jones. The Managers elected by News Corporation have the authority to make decisions affecting our capital structure, including, subject to certain limitations, the issuance of additional equity interests or options, the incurrence of additional indebtedness, the implementation of unit repurchase programs and the declaration of distributions.

The members of the Board at December 31, 2007 are set forth in the table below.

Name	Age	Position on the Board
K. Rupert Murdoch	76	Manager, Chairman of the Board
David F. DeVoe	60	Manager
Lawrence A. Jacobs	52	Manager

K. Rupert Murdoch has been the Chairman, Chief Executive Officer and a Manager of Ruby Newco since July 31, 2007. Mr. K.R. Murdoch has served as Chief Executive Officer of News Corporation since 1979 and as its Chairman since 1991. Mr. K.R. Murdoch has served as a Director of Gemstar-TV Guide International Inc. (“Gemstar-TV Guide”) since 2001.

David F. DeVoe has been Senior Executive Vice President, Chief Financial Officer and a Manager of Ruby Newco since July 31, 2007. Mr. DeVoe has served as a Director of News Corporation and as its Chief Financial Officer since 1990. Mr. DeVoe has served as Senior Executive Vice President of News Corporation since 1996. Mr. DeVoe has been a Director of British Sky Broadcasting plc since 1994, a Director of NDS Group plc (“NDS”) since 1996 and a Director of Gemstar-TV Guide since 2001.

Lawrence A. Jacobs has been Senior Executive Vice President, General Counsel and a Manager of Ruby Newco since July 31, 2007. Mr. Jacobs has served as Senior Executive Vice President and Group General Counsel of News Corporation since 2005. Mr. Jacobs served as News Corporation’s Deputy General Counsel from 1996 to 2004. Mr. Jacobs has been a Director of NDS since 2005. Mr. Jacobs has been a member of the Bar of the State of New York since 1982.

Our Executive Officers

Our executive officers at December 31, 2007 are set forth in the table below. Each holds the offices indicated until his successor is chosen or until his earlier death, disability, resignation or removal.

Name	Age	Position
K. Rupert Murdoch	76	Chairman and Chief Executive Officer
Peter Chernin	56	President and Chief Operating Officer
David F. DeVoe	60	Senior Executive Vice President and Chief Financial Officer
Lawrence A. Jacobs	52	Senior Executive Vice President and General Counsel
Les Hinton	64	Chief Executive Officer of Dow Jones

Information concerning Messrs. K.R. Murdoch, DeVoe and Jacobs related to their business experience is disclosed above.

Peter Chernin has been the President and Chief Operating Officer of Ruby Newco since July 31, 2007. Mr. Chernin has been a Director and the President and Chief Operating Officer of News Corporation since 1996. Mr. Chernin has served as a Director of Gemstar-TV Guide since 2002 and as a Director of American Express Company since 2006.

Les Hinton has served as Chief Executive Officer of Dow Jones since completion of the Merger in December 2007. Mr. Hinton served as Executive Chairman of News International, News Corporation’s UK newspaper group, from 1995 to December 2007.

Code of Ethics

News Corporation, which controls us, has adopted the Standards of Business Conduct (the “Standards”) and intends that the spirit, as well as the letter, of the Standards be followed by all directors, officers and employees of News Corporation’s subsidiaries and divisions, including Ruby Newco and our subsidiaries. This is communicated to each new Director, Manager, officer and employee and was communicated to those in such positions at the time the Standards were adopted. The Standards confirm News Corporation’s policy to conduct its affairs, including the affairs of Ruby Newco and our subsidiaries, in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The full text of the Standards may be found on News Corporation’s Web site at http://www.newscorp.com/corp_gov/sobc.html and is available in print to any stockholder requesting a paper copy of the documents by contacting the Corporate Secretary of News Corporation.

All employees of Dow Jones and its subsidiaries are also subject to the Dow Jones Code of Conduct, as amended January 21, 2003 (the “Code of Conduct”). The Code of Conduct is a professional conduct policy for employees that promotes the highest standards of business integrity and ethics, independence of judgment and compliance with applicable laws and regulations. The full text of the Code of Conduct may be found on Dow Jones’ Web site at http://www.dowjones.com/TheCompany/CodeConduct.htm.

Audit Committee and Audit Committee Financial Expert

We do not have, and are not required to have, an audit committee that is separately designated from the Board because we do not have any listed securities as defined in Section 240.10A-3 of the Sarbanes-Oxley Act of 2002. Instead, the full Board assumes the responsibilities that would normally be the responsibilities of an audit committee. Because we do not have an audit committee, the Board does not make a determination with regard to an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion & Analysis and Compensation Committee Report

For the year ended December 31, 2007, no compensation was paid or accrued by us for the account of our Principal Executive Officer, Principal Financial Officer, President and Chief Operating Officer, Senior Executive Vice President and General Counsel or our Managers. Information regarding the compensation received by our Managers or executive officers who are also executives of News Corporation for their services to News Corporation and its subsidiaries for the fiscal year ended June 30, 2007 are included in News Corporation’s proxy statement filed with the SEC on September 6, 2007. None of our remaining executive officers received compensation for services rendered after December 13, 2007 in excess of $100,000. Accordingly, no report of the Board regarding compensation is included in this Annual Report.

Compensation Committee Interlocks and Insider Participation

We do not maintain, and did not maintain in the year ended December 31, 2007, a compensation committee. Instead, the full Board assumes the responsibilities that would normally fall into the ambit of a compensation committee or a committee performing a similar function. Messrs. K.R. Murdoch, DeVoe and Jacobs served as Managers and as executive officers of Ruby Newco during the year ended December 31, 2007. However, no compensation was paid or accrued by us for the services of Messrs. K.R. Murdoch, DeVoe and Jacobs either as Managers or as executive officers during the year ended December 31, 2007. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose named executive officers served as a Manager on the Board during the year ended December 31, 2007. However, each of the three Managers serving on the Board are executive officers of Ruby Newco and are also directors and/or executive officers of News Corporation. Accordingly, please see disclosure under Item 13 “Certain Relationships and Related Transactions, and Directors Independence” regarding Ruby Newco’s relationship with News Corporation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of both Class A Common Units and Class B Common Units as of March 14, 2008: (i) each person who is known by us to own beneficially more than 5% of either the outstanding Class A Common Units or the outstanding Class B Common Units; (ii) each Manager; (iii) each named executive officer; and (iv) all Managers and executive officers as a group.

	Common Units Beneficially Owned
	Number of Common Units Beneficially Owned		Percentage of Class(2)
Name and Address(1)	Class A Common Units	Class B Common Units	Class A Common Units	Class B Common Units
News Corporation	86,306,377	0	100%	0

Christiana Bank & Trust TR Jessie Bancroft Trust 1934 FBO Jane C. MacElree 300 Delaware Avenue Suite 714 Wilmington, DE 19801-6600	0	2,325,312	0	29.4%

The Northern Trust Co of DE TR US 19-AUG- 35 Separate, Appointive Share FBO Jane C. MacElree Jessie B. Cox Trust 1935 1201 Market Street STE 1202 Wilmington, DE 19801-1163	0	1,801,901	0	22.8%

Anne H Murphy + Charles E Murphy III TR US FEB 22 07 Anne H Murphy 2007 Revocable Trust 8545 Carmel Valley Road 30A Carmel, CA 93923-9556	0	1,445,447	0	18.3%

Jessie B Cox Charitable Lead Trust c/o Christiana Bank & Trust Co 3801 Kennett Pike Suite C 200 Greenville, DE 19870	0	693,601	0	8.8%

Jane C Macelree + Michael C Hill TR UA 16-OCT-97 Jane C MacElree Revocable Trust 7080 Goshen Road Newton Square, PA 19073-1121	0	478,014	0	6.1%

K. Rupert Murdoch	0	0	0	0

David F. DeVoe	0	0	0	0

Lawrence A. Jacobs	0	0	0	0

All Managers and executive officers as a group (5 members)	0	0	0	0

(1)	Unless otherwise indicated, the beneficial owner’s address is c/o News Corporation, 1211 Avenue of the Americas, New York, NY 10036.
(2)

Applicable percentage of ownership is based on 86,306,277 Class A Common Units Stock and 7,900,672 Class B Common Units outstanding as of March 14, 2008, for such unitholder or group of unitholders, as applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with News Corporation

Because News Corporation beneficially owns 100% of the Class A Common Units, which represents approximately 92% of our outstanding equity interests, News Corporation is deemed to control us. By reason of such ownership, News Corporation is able to designate the composition of the Board (except in certain limited circumstances as set forth in the Operating Agreement), appoint new management and, subject to certain limitations, approve any action requiring the approval of the holders of our common units, including adopting certain amendments to the Operating Agreement and approving mergers or sales of all or substantially all of our assets, including the common stock of Dow Jones. The Managers elected by News Corporation have the authority to make decisions affecting our capital structure, including, subject to certain limitations, the issuance of additional equity interests or options, the incurrence of additional indebtedness, the implementation of unit repurchase programs and the declaration of distributions.

All three of the Managers serving on the Board are directors and/or executive officers of News Corporation.

Policy for Evaluating Related Party Transactions

Although the Board does not have a formal written policy, it has established procedures for the review, approval or ratification of related party transactions. Pursuant to these procedures, the Board reviews and approves (i) all related party transactions when and if required to do so by applicable rules and regulations, (ii) all transactions between Ruby Newco or any of our subsidiaries and any of our Managers, executive officers or any of their immediate family members and (iii) all transactions between Ruby Newco or any of our subsidiaries and any security holder who is known by us to own of record or beneficially more than five percent of any class of our voting securities, other than transactions that (a) have an aggregate dollar amount or value of less than $120,000 (either individually or in combination with a series of related transactions) and (b) are made in the ordinary course of business of Ruby Newco or a subsidiary, as applicable, and such related party.

During the year ended December 31, 2007, all of the transactions described in this section that were subject to the Board’s procedures described above, were reviewed and approved or ratified by the Board.

Manager Independence

Our common units are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board be independent. As such, we do not currently have any independent Managers.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Board is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm. The consolidated financial statements of Ruby Newco for the year ended December 31, 2007 (which include the financial results of (i) Dow Jones and its subsidiaries for the Predecessor Period and (ii) Ruby Newco and its subsidiaries, including Dow Jones, for the Successor Period) have been audited by PricewaterhouseCoopers (“PwC”) who served as the independent registered public accounting firm for the last fiscal year.

As required by the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), upon the closing of the Merger on December 13, 2007 and prior to the engagement of PwC, the Board approved all audit services provided by PwC during the Successor Period. During the Successor Period, PwC did not provide any non-audit services to Ruby Newco.

The description of the fees for professional services rendered by PwC for the years ended December 31, 2007 and December 31, 2006 are set forth below. For the Predecessor Periods, PwC rendered its services to Dow Jones and its subsidiaries. For the Successor Period, PwC rendered its services to Ruby Newco and its subsidiaries, including Dow Jones.

	(Successor)	(Predecessor)	(Predecessor)
	Period from December 14, 2007 through December 31, 2007(1)	Period from January 1, 2007 through December 13, 2007(1)	Year Ended December 31, 2006
Audit Fees (2)	$700,000	$1,714,578	$2,893,565
Audit-Related Fees (3)	—	147,500	137,250
Tax Fees (4)	—	1,090,102	1,110,660
All Other Fees (5)	—	14,450	13,772

Total Fees	$700,000	$2,966,630	$4,155,247

(1)

For the periods prior to December 14, 2007, PwC rendered its services to Dow Jones and its subsidiaries. For the period from December 14, 2007 through December 31, 2007, PwC rendered its services to Ruby Newco and its subsidiaries, including Dow Jones.

(2)

Audit fees include: fees rendered in connection with the annual audit of consolidated financial statements as of and for the fiscal years ended December 31, 2007 and December 31, 2006; the audit of Dow Jones’ annual management assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 (as required by Section 404 of the Sarbanes-Oxley Act); statutory audits required internationally; and other services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(3)

Audit-Related Fees primarily relate to fees for assurance and assurance-related services by the independent registered public accounting firm related to the performance of the audits and reviews of Dow Jones’ financial statements. All these services were pre-approved by the Audit Committee of the Board of Directors Dow Jones (the “Dow Jones Audit Committee”).

(4)

Tax Fee include: fees for professional services rendered by the independent registered public accounting firm for tax compliance; tax advice and tax planning, of which an aggregate of $565,728 and $583,147 pertained to tax compliance in 2007 and 2006, respectively, and an aggregate of $524,374 and $527,513 pertained to tax advice and tax planning services in 2007 and 2006, respectively. Tax compliance services included mainly corporate tax return preparation. Tax advice and planning services consisted primarily of tax advice and research regarding federal, international, state and local tax matters and reviews of tax returns filed in certain taxing jurisdictions in which we operate. All these services were pre-approved by the Dow Jones Audit Committee.

(5)

All other fees primarily relates to fees for services rendered by the independent registered public accounting firm other than the services addressed in the preceding three paragraphs. These services related primarily to licensing of a database that provides publicly available technical accounting information and other software. All these services were pre-approved by the Dow Jones Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1. Our Consolidated Audited Financial Statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

2. All other financial statement schedules are omitted because the required information is not applicable, or because the information called for is included in our Consolidated Audited Financial Statements or the Notes to the Consolidated Audited Financial Statements.

3. Exhibits—The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ruby Newco LLC
(Registrant)

Date: March 20, 2008	By:	/s/ LAWRENCE A. JACOBS
Lawrence A. Jacobs
Senior Executive Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ K. RUPERT MURDOCH K. Rupert Murdoch	Manager, Chairman	March 20, 2008

/s/ DAVID F. DEVOE David F. DeVoe	Manager	March 20, 2008

/s/ LAWRENCE A. JACOBS Lawrence A. Jacobs	Manager	March 20, 2008

EXHIBIT INDEX

Exhibit No.	Document
2.1	Agreement and Plan of Merger, by and among Dow Jones & Company, Inc., News Corporation, Ruby Newco LLC and Diamond Merger Sub Corporation, dated as of July 31, 2007. (Incorporated by reference to Exhibit 2.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on August 1, 2007.)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 5, 2007. (Incorporated by reference to Annex A to the Dow Jones & Company, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 7, 2007.)

3.1	Certificate of Formation of Ruby Newco LLC, dated July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Registration Statement of Ruby Newco LLC and News Corporation on Form S-4 (Registration No. 333-145925) filed with the Securities and Exchange Commission on September 7, 2007.)

3.2	Form of Amended and Restated Operating Agreement of Ruby Newco LLC. (Incorporated by reference to Annex D to the Dow Jones & Company, Inc. Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 7, 2007.)

4.1	Form of certificate of Newco Class B Common Unit. (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement of Ruby Newco LLC and News Corporation on Form S-4 (Registration No. 333-145925) filed with the Securities and Exchange Commission on September 7, 2007.)

10.1	Lease between Dow Jones & Company, Inc. and World Financial Center formerly known as Olympia and York Battery Park Company, of space in The World Financial Center, New York City. (Incorporated by reference to Exhibit 10.9 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) as amended by its First through Eighth Amendments and the Letter agreements relating to such lease, which are hereby incorporated by reference to Exhibit 10.5 to Dow Jones’ Form 10-Q for the quarter ended September 30, 2002, as amended by its Ninth Amendment dated December 17, 2003, which is hereby incorporated by reference to Exhibit 10.1 to Dow Jones’ Form 10-K for the year ended December 31, 2003, and as amended by its Tenth Amendment dated June 8, 2004, and the subordination, Non-Disturbance and Attornment Agreement related thereto, which is hereby incorporated by reference to Exhibit 10.1 to Dow Jones’ Form 10-Q for the quarter ended June 30, 2004.)

10.2	Dow Jones 1991 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on June 7, 2007.) ±

10.3	Description of Compensatory Arrangement with M. Peter McPherson as of April 18, 2007. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on May 8, 2007.) ±

10.4	Dow Jones 1997 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Current Report of Dow Jones & Company, Inc. on Form 8-K/A (File No. 001-07564) filed with the Securities and Exchange Commission on July 20, 2007.) ±

10.5	Dow Jones 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.4 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on June 7, 2007.) ±

10.6	Dow Jones & Company, Inc. Separation Plan for Senior Management. (Incorporated by reference to Exhibit 10.4 to the Current Report of Dow Jones & Company, Inc. on Form 8-K/A (File No. 001-07564) filed with the Securities and Exchange Commission on July 20, 2007.) ±

Exhibit No.	Document
10.7	The Dow Jones Severance Pay Plan. (Incorporated by reference to Exhibit 10.6 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on June 7, 2007.) ±

10.8	Dow Jones & Company, Inc. Change in Control Excise Tax Policy. (Incorporated by reference to Exhibit 10.10 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on June 7, 2007.) ±

10.9	Dow Jones & Company 2007 Annual Incentive Plan Highlights Including Supplemental Provisions Adopted on June 4, 2007 as amended on November 14, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on November 20, 2007.) ±

10.10	Form of Executive Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on November 5, 2002.)±

10.11	Forms of Directors’ Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on November 5, 2002.)±

10.12	Form of Executive Death Benefit Agreement. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on November 5, 2002.)±

10.13	Dow Jones & Company, Inc. Supplementary Benefit Plan as amended and restated effective January 1, 2000. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on November 5, 2002.)±

10.14	Share Purchase Agreement, dated as of October 17, 2006, among Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, and Dow Jones Reuters Business Interactive LLC. (Incorporated by reference to Exhibit 99.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K/A (File No. 001-07564) filed with the Securities and Exchange Commission on October 24, 2006.)

10.15	Unit Purchase Agreement, dated as of October 17, 2006, among Reuters Holdings Limited, Reuters Limited, Reuters JV Switzerland, Sarl, Dow Jones & Company, Inc., DJBI, LLC, Dow Jones Reuters Business Interactive LLC, and Dow Jones Reuters Business Interactive Ltd. (Incorporated by reference to Exhibit 99.2 to the Current Report of Dow Jones & Company, Inc. on Form 8-K/A (File No. 001-07564) filed with the Securities and Exchange Commission on October 24, 2006.)

10.16	Agreement of Purchase and Sale, dated as of October 27, 2006, among The Santa Cruz Sentinel, Inc., The Traverse City Record-Eagle, Inc., Ottaway Newspapers of Pennsylvania, L.P., Ottaway Newspapers, Inc., The Mail Tribune, Inc., and Community Newspaper Group, LLC and Community Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on October 30, 2006.)

10.17	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Ashland Daily Independent to Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 10.14 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.)

10.18	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Joplin Globe to Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 10.15 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.)

Exhibit No.	Document
10.19	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Mankato Free Press to Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 10.16 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.)

10.20	Agreement of Purchase and Sale, dated February 20, 2002, relating to the sale by Ottaway Newspapers of The Sharon Herald to Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 10.17 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.)

10.21	Indemnification Agreement, dated February 20, 2002, between Ottaway Newspapers and Newspaper Holdings, Inc. (Incorporated by reference to Exhibit 10.18 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.)

10.22	Supplemental Agreement by and between Dow Jones & Company, Inc. and Peter R. Kann. (Incorporated by reference to Exhibit 99.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 16, 2007.) ±

10.23	Dow Jones 2001 Long-Term Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Current Report of Dow Jones & Company, Inc. on Form 8-K/A (File No. 001-07564) filed with the Securities and Exchange Commission on July 20, 2007.) ±

10.24	Dow Jones & Company, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 4 to the Registration Statement of Dow Jones & Company, Inc. on Form S-8 (Registration No. 333-101395) filed with the Securities and Exchange Commission on November 22, 2002.) ±

10.25	Dow Jones 401(K) Savings Plan, amended and restated as of January 1, 1997 and reflecting revisions through December 15, 2000, and the First and Second Amendments relating to the plan. (Incorporated by reference to Exhibit 10.21 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.) ±

10.26	Dow Jones Money Purchase Plan, effective January 1, 2000, and the First and Second Amendments related to the plan. (Incorporated by reference to Exhibit 10.22 to the Annual Report of Dow Jones & Company, Inc. on Form 10-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 3, 2003.) ±

10.27	Letter Agreement between Dow Jones & Company, Inc. and Peter R. Kann, dated as of February 28, 2006. (Incorporated by reference to Exhibit 99.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 31, 2006.) ±

10.28	Non-competition Agreement and Release of Claims between Dow Jones & Company, Inc. and Peter R. Kann, dated as of February 28, 2006. (Incorporated by reference to Exhibit 99.2 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 31, 2006.) ±

10.29	Separation Agreement and Release of Claims between Dow Jones & Company, Inc. and Karen Elliott House, dated as of February 28, 2006. (Incorporated by reference to Exhibit 99.3 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on March 31, 2006.) ±

10.30	Agreement between Dow Jones & Company and Peter Skinner, dated July 28, 2004. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of Dow Jones & Company, Inc. on Form 10-Q (File No. 001-07564) filed with the Securities and Exchange Commission on November 3, 2004.)±

Exhibit No.	Document
10.31	MarketWatch, Inc. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.12 to the Registration Statement of MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) on Form S-1 (File No. 333-65569) filed with the Securities and Exchange Commission on October 13, 1998.) ±

10.32	MarketWatch, Inc. 2004 Equity Incentive Plan formerly known as the NMP, Inc. 2004 Stock Incentive Plan. (Incorporated by reference to Annex E to Amendment No. 5 to the Registration Statement of MarketWatch Media, Inc. (formerly NMP, Inc.) on Form S-4 (File No. 333-108282) filed with the Securities and Exchange Commission on December 16, 2003.) ±

10.33	Voting and Support Agreement by and among News Corporation and the signatory stockholders thereto, dated as of July 31, 2007. (Incorporated by reference to Exhibit 10.1 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on August 1, 2007.)

10.34	Form of Agreement by and among News Corporation, Dow Jones & Company, Inc. and the Special Committee. (Incorporated by reference to Exhibit 10.2 to the Current Report of Dow Jones & Company, Inc. on Form 8-K (File No. 001-07564) filed with the Securities and Exchange Commission on August 1, 2007.)

21	List of Subsidiaries.*

31.1	Chairman and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.
±	Management contract or compensatory plan or arrangement.

The registrant agrees to furnish a copy to the SEC upon request of any instrument with respect to long-term debt.